Form 10-Q
period 2000-06-30
RADVIEW SOFTWARE LTD
filed 2000-09-22
CIK 1114999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


 (Mark one)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

__ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934


                         COMMISSION FILE NUMBER: 0-31151

                              RADVIEW SOFTWARE LTD.
             (Exact name of registrant as specified in its charter)

                 ISRAEL                               NOT APPLICABLE
        (State or other jurisdiction of               (I.R.S. Employer
        incorporation or organization)                Identification No.)

                          7 NEW ENGLAND EXECUTIVE PARK
                              BURLINGTON, MA 01803
                    (Address of principal executive offices)

                         TELEPHONE NUMBER (781) 238-1111
              (Registrant's telephone number, including area code)

                                      NONE
             (Former name, former address and former fiscal year, if
                           changed since last report)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No __, and (2) has been subject to such filing requirements for the past 90 days:

                    Yes                                 No X.
                        ---                               ---

         Although the registrant has filed all reports required to be filed by Section 13 or 15(d) of the Securities Act of 1934 during the period that the registrant was required to file such reports, the registrant did not become subject to such filing requirements until the registration of certain of its ordinary shares pursuant to a registration statement on Form F-1 (the
"Registration Statement") which was declared effective by the Securities and Exchange Commission on August 9, 2000.

         As of August 30, 2000 there were 16,366,572 shares of the Registrant's Ordinary Shares outstanding.

                      RADVIEW SOFTWARE LTD. AND SUBSIDIARY
                                 Form 10-Q INDEX



                          PART I. FINANCIAL INFORMATION


                                                                                                     Page No.
Item 1.         Condensed Consolidated Financial Statements:

                Condensed Consolidated Balance Sheets as of June 30, 2000 and
                December 31, 1999............................................................           3

                Condensed Consolidated Statements of Operations for the three and six months
                ended June 30, 2000 and 1999.................................................           4

                Condensed Consolidated Statements of Cash Flows for the six months ended June
                30, 2000 and 1999............................................................           5

                Notes to Condensed Consolidated Financial Statements.........................          6-11

Item 2.         Management's Discussion and Analysis of Financial Condition and Results of
                Operations...................................................................         12-18

Item 3.         Quantitative and Qualitative Disclosures About Market Risk...................           18



                           PART II. OTHER INFORMATION

Item 1.         Legal Proceedings............................................................           19

Item 2.         Changes in Securities and Use of Proceeds....................................           19

Item 3.         Defaults Upon Senior Securities..............................................           20

Item 4.         Submission of Matters to a Vote of Security Holders..........................           20

Item 5.         Other Information............................................................           20

Item 6.         Exhibits and Reports on Form 8-K.............................................           21

                Signatures...................................................................           21

                Exhibit Index................................................................           22


                      RADVIEW SOFTWARE LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                   JUNE 30,           DECEMBER 31,
                                                                                    2000                  1999
                                                                                ------------          ------------
ASSETS

Current Assets:
      Cash and cash equivalents                                                 $      2,851          $      7,652
      Short-term investments                                                           2,273                   513
      Accounts receivable, net                                                         1,948                 1,281
      Prepaid expenses                                                                   398                   322
                                                                                ------------          ------------
            Total current assets                                                       7,470                 9,768
Property and Equipment, net                                                            1,523                   783
Deposits and Other Assets                                                                530                   299
                                                                                ------------          ------------
            Total assets                                                        $      9,523          $     10,850
                                                                                ============          ============

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current Liabilities:
      Current maturities of long-term loans                                     $      3,641          $         17
      Related party loan                                                                 248                   115
      Accounts payable                                                                 1,019                   560
      Accrued expenses                                                                 1,949                 1,598
      Deferred revenue                                                                 1,140                   476
                                                                                ------------          ------------
            Total current liabilities                                                  7,997                 2,766

Long-term Liabilities:
      Long-term loans                                                                     --                 3,562
      Related party loan                                                               1,111                 1,332
      Accrued severance                                                                  472                   339
                                                                                ------------          ------------
            Total long-term liabilities                                                1,583                 5,233
                                                                                ------------          ------------
            Total liabilities                                                          9,580                 7,999
                                                                                ------------          ------------
Shareholders' Equity:
      Preferred stock, NIS 0.01 par value --
            Authorized -- 8,500,000 shares;
            Issued and outstanding -- 5,265,575 shares at June 30, 2000
            and December 31, 1999, respectively                                           13                    13
      Ordinary shares
            Authorized -- 11,000,000 shares;
            Issued and outstanding -- 4,258,540 and 4,194,000 shares at
            June 30, 2000 and December 31, 1999, respectively                             14                    12
      Additional paid-in capital                                                      23,808                16,269
      Deferred compensation                                                           (7,748)                 (425)
      Accumulated deficit                                                            (16,144)              (13,018)
                                                                                ------------          ------------
            Total shareholder's equity (deficit)                                         (57)                2,851
                                                                                ------------          ------------
            Total liabilities and shareholders' equity (deficit)                $      9,523          $     10,850
                                                                                ============          ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RADVIEW SOFTWARE LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)


                                                                            THREE MONTHS ENDED            SIX MONTHS ENDED
                                                                                 JUNE 30,                      JUNE 30,
                                                                            2000           1999           2000           1999
                                                                        ------------   ------------   ------------   ------------
REVENUES:
      Software licenses                                                 $      2,325   $        965   $      4,257   $      1,554
      Service                                                                    376             56            710             95
                                                                        ------------   ------------   ------------   ------------
       Total revenues                                                          2,701          1,021          4,967          1,649

COST OF REVENUES:
      Software licenses                                                          135             63            288            101
      Service                                                                    108              9            160             33
                                                                        ------------   ------------   ------------   ------------
       Total cost of revenues                                                    243             72            448            134
                                                                        ------------   ------------   ------------   ------------
       Gross profit                                                            2,458            949          4,519           1,515
                                                                        ------------   ------------   ------------   ------------

OPERATING EXPENSES:
      Sales and marketing (1)                                                  2,076            819          3,503          1,292
      Research and development (1)                                             1,318            441          2,095            827
      General and administrative (1)                                             717            187          1,385            328
      Stock-based compensation (1)                                               392             20            573             41
                                                                        ------------   ------------   ------------   ------------
       Total operating expenses                                                4,503          1,467          7,556          2,488
                                                                        ------------   ------------   ------------   ------------
       Operating loss                                                         (2,045)          (518)        (3,037)          (973)
                                                                        ------------   ------------   ------------   ------------

Interest expense                                                                 (34)           (64)           (75)          (159)
Other income (expense)                                                             3             (3)           (14)           (26)
                                                                        ------------   ------------   ------------   ------------

       Net loss                                                         $     (2,076)  $       (585)  $     (3,126)  $     (1,158)
                                                                        ============   ============   ============   ============

      Net loss per ordinary share (Note 4(a)):
       Basic and diluted net loss per share                             $      (0.49)  $      (0.22)  $      (0.74)  $      (0.44)
                                                                        ============   ============   ============   ============
       Weighted average shares outstanding -
             basic and diluted                                                 4,215          2,655          4,204          2,627
                                                                        ============   ============   ============   ============

      Pro forma net loss per ordinary share (Note 4(b)):
       Basic and diluted net loss per share                             $      (0.17)  $      (0.09)  $      (0.26)  $      (0.18)
                                                                        ============   ============   ============   ============
       Weighted average ordinary shares
             outstanding - basic and diluted                                  11,915          6,420         11,901          6,332
                                                                        ============   ============   ============   ============
------------------------

(1) The following summarizes the departmental allocation of the stock-based compensation charge:

       Sales and marketing                                              $        188   $          9   $        246   $         12
       Research and development                                                   71              4            101             24
       General and administrative                                                133              7            226              5
                                                                        ------------   ------------   ------------   ------------
             Total stock-based compensation                             $        392   $         20   $        573   $         41
                                                                        ============   ============   ============   ============

         The accompanying notes are an integral part of these condensed consolidated financial statements.


                      RADVIEW SOFTWARE LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)


                                                                                       SIX MONTHS ENDED
                                                                                           JUNE 30,
                                                                                   2000                 1999
                                                                              ------------          ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                                 $     (3,126)         $     (1,158)
     Adjustments to reconcile net loss to net cash used
       in operating activities --
           Depreciation and amortization                                               284                   125
           Amortization of deferred compensation                                       573                    41
           Interest accrued on long-term loans                                         139                   190
           Accrued severance pay                                                       133                    --
           Changes in operating assets and liabilities--
               Accounts receivable                                                    (667)               (1,334)
               Prepaid expenses                                                        (76)                 (149)
               Accounts payable                                                        168                    38
               Accrued expenses                                                        222                   636
               Deferred revenue                                                        664                   (75)
                                                                              ------------          ------------
                  Net cash used in operating activities                             (1,686)               (1,686)
                                                                              ------------          ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     (Purchases) sales of short-term investments                                    (1,760)                  316
     Purchases of property and equipment                                            (1,024)                 (144)
     Decrease in other assets                                                         (231)                    -
                                                                              ------------          ------------
                  Net cash (used in) provided by investing activities               (3,015)                  172
                                                                              ------------          ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Increase in short-term bank loans                                                  62                    48
     Long-term loans received                                                          133                     -
     Repayment of long-term loans                                                     (221)                    -
     Proceeds from issuance of stock                                                   114                 2,999
     Other                                                                            (188)                   --
                                                                              ------------          ------------
                  Net cash (used in) provided by financing activities                 (100)                3,047
                                                                              ------------          ------------

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                                    (4,801)                1,533

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                       7,652                 1,126

                                                                              ------------          ------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                      $      2,851          $      2,659
                                                                              ============          ============
CASH PAID DURING THE PERIOD FOR INTEREST                                      $        519          $         19
                                                                              ============          ============


         The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RADVIEW SOFTWARE LTD. AND SUBSIDIARY
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


(1)    OPERATIONS

       RadView Software Ltd. (the Company) is an Israeli corporation. The Company develops, markets and supports software that enables organizations to verify the scalability, efficiency and reliability of Web applications, and facilitates their rapid development.

(2)    INITIAL PUBLIC OFFERING

       On August 14, 2000, the Company completed its initial public offering of 4,000,000 shares of its ordinary shares. At the offering price of $10.00 per share, the Company received $37.2 million from this offering, net of underwriting discounts and commissions.

       In connection with the offering all outstanding shares of preferred stock were converted into 5,265,575 ordinary shares and 855,957 ordinary shares were issued to certain shareholders pursuant to certain options and warrants.

       In September 2000, the Company repaid a loan from a related party totaling $1,359,000, as contractually required, with proceeds from this offering.

       The Company also intends to use the net proceeds from this offering for working capital and other general corporate purposes, which may include product research and development, expansion of our operations and sale and marketing capabilities, and acquisition of, or investment in companies, technologies or assets that complement our business. Pending application of the net proceeds as described above, the Company intends to invest the net proceeds of the offering in short-term, investment-grade, interest-bearing securities in U.S. dollar accounts.

(3)    SIGNIFICANT ACCOUNTING POLICIES

       The Company's financial statements are prepared in accordance with accounting principles generally accepted in the United States. The significant policies followed in the preparation of the financial statements, applied on a consistent basis, are as follows:

       (a)    FINANCIAL STATEMENTS IN U.S. DOLLARS

              The financial statements of the Company have been prepared in U.S. dollars, as the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. Substantially all of the Company's sales are in U.S. dollars. Most purchases of materials and components and most marketing costs are denominated in U.S. dollars. Therefore, the functional currency of the Company is the U.S. dollar.

              Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with the principles set forth in Financial Accounting Standards Board of the United States (FASB) Statement of Accounting Standards (SFAS) No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, items have been translated as follows:

              - Monetary Items -- At the exchange rate in effect on the balance sheet date.
              -      Nonmonetary Items -- At historical exchange rates.

              - Revenue and Expense Items -- At the exchange rates in effect as of the date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

              All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations. The representative rate of exchange as of December 31, 1999 and June 30, 2000 was U.S.$1.00 to 4.153 and 4.093 New Israeli Shekel (NIS), respectively.

       (b)    INTERIM FINANCIAL STATEMENTS

              The accompanying consolidated balance sheet as of June 30, 2000, the consolidated statements of operations for the three and six months ended June 30, 2000 and 1999 and the consolidated statement of cash flows for the six months ended June 30, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's registration statement on Form F-1 filed with the SEC on August 9, 2000.

       (c)    PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements include the accounts of the Company and its wholly owned subsidiary in the U.S. (RadView Software, Inc.). All material intercompany balances and transactions have been eliminated in consolidation.

       (d)    REVENUE RECOGNITION

              The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, SOFTWARE REVENUE RECOGNITION. In December 1998, the AICPA issued SOP 98-9, MODIFICATION OF SOP 97-2, SOFTWARE REVENUE RECOGNITION, WITH RESPECT TO CERTAIN TRANSACTIONS. SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, the Company defers the fair value of the undelivered elements and recognizes the remaining value for the delivered elements. The Company was required to comply with the provisions of SOP 98-9 for transactions entered into beginning January 1, 2000. The adoption of SOP 98-9 did not have a material effect on the financial position or results of operations.

              Revenues from software product licenses are recognized upon delivery of the software provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. Revenues under multiple element arrangements, which may include software, software maintenance and training, are allocated to each element based on their respective fair values, based on vendor-specific objective evidence. This objective evidence represents the price of products and services when sold separately. Revenue is recognized for software licenses sold to resellers or distributors at the time of shipment, provided that all revenue recognition criteria set forth in SOP 97-2 are fulfilled.

              Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. Revenues from training arrangements are recognized as the services are performed.

              Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily represents deferred maintenance revenue.

       (d)    CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

              Cash equivalents are highly liquid investments with original maturities of less than 90 days. The Company accounts for investments under SFAS No. 115, ACCOUNTING FOR CERTAIN INVESTMENTS IN DEBT AND EQUITY SECURITIES. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and short-term investments, are reported at amortized cost, which approximates fair market value. Short-term investments consisted of bank deposits in U.S. dollars, bearing an annual interest rate of 6%.

(4)    EARNINGS PER SHARE

       (a)    NET LOSS PER SHARE

              Basic and diluted net loss per share are presented in conformity with SFAS No. 128, EARNINGS PER SHARE, for all periods presented. Basic and diluted net loss per ordinary share was determined by dividing net loss by the weighted average ordinary shares outstanding during the period. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company's potential additional ordinary shares were antidilutive.

              The following table summarizes the securities outstanding as of each period end that were not included in the calculation of diluted net loss per share as their inclusion would be antidilutive.

                                                                                       As of June 30,
                                                                            ------------------- -----------------
                                                                                   2000               1999
                                                                                         (in thousands)

                   Stock options to purchase ordinary shares..............          5,326               3,339
                   Warrants to purchase ordinary shares...................            143                 143
                   Convertible preferred stock............................          5,266               1,314


              In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, EARNINGS PER SHARE IN AN INITIAL PUBLIC OFFERING, the Company determined that there were no nominal issuances of the Company's ordinary shares prior to the Company's planned initial public offering.

       (b)    PRO FORMA NET LOSS PER SHARE

              Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred stock that was converted upon the completion of the Company's initial public offering in August 2000, using the if-converted method, from the original date of issuance.

              The following table reflects the reconciliation of the shares used in the computation of pro forma net loss per share.


                                                                   Three Months               Six Months
                                                                  Ended June 30,            Ended June 30,
                                                                -----------------          -----------------
                                                                2000         1999          2000         1999
                                                                ----         ----          ----         ----
                                                                               (in thousands)

             Pro forma basic and diluted:
               Weighted average ordinary shares
                  outstanding used in computing net loss
                  per share................................        4,215        2,655        4,204        2,627
               Weighted average ordinary shares issuable
                  upon the conversion of preferred stock...        5,249        1,314        5,246        1,287
               Weighted average ordinary shares
                  issuable upon the exercise of
                  outstanding warrant......................          143          143          143          110
               Weighted average ordinary shares issuable
                  upon exercise of outstanding options
                  held by certain shareholders.............        2,050        2,050        2,050        2,050
               Weighted average ordinary shares to be
                  issued to certain Series A preferred
                  shareholders.............................          258          258          258          258
                                                               ---------    ---------    ---------     --------
               Weighted average ordinary shares
                  outstanding used in computing
                  pro forma basic and diluted net loss per
                  share....................................       11,915        6,420       11,901        6,332
                                                               =========    =========  ===========     ========


(5)    STOCKHOLDERS' EQUITY

       In March 2000, the Company granted the right to purchase 23,810 shares of Series B at $2.10 per share to two individuals. The Company has recorded stock-based compensation expense on these grants of approximately $70,000, which represents the difference between the deemed fair value of the Series B Preferred Shares and the purchase price. The Company received $25,000 of proceeds in March 2000 and $25,000 in May 2000 from the two individuals for the exercise of these rights. The 23,810 shares of Series B Preferred Shares were issued in June 2000.

       In May 2000, the Company's Board of Directors authorized an additional 1,000,000 ordinary shares to be reserved for issuance under the Company's stock option plans.

       In June 2000, the Company's shareholders authorized an increase and conversion of the authorized share capital resulting in a total number of authorized ordinary shares of 25,000,000.

       In June 2000 and July 2000, the Company issued 1,590,100 ordinary shares upon the exercise of options to purchase ordinary shares issued under the Share purchase agreement in connection with the Company's Series A Preferred Shares financing in 1999.

       In July 2000, a shareholder of the Company exercised an employee stock option to purchase 391,100 ordinary shares at an exercise price of NIS
       0.01 per share.

       In July and August 2000, the Company granted options to purchase a total of 571,760 ordinary shares to certain employees and new directors of the Company at an exercise price equal to the then current fair market value.

(6)    COMPREHENSIVE INCOME

       The Company adopted SFAS No. 130, REPORTING COMPREHENSIVE INCOME, effective January 1, 1998. SFAS No. 130 requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is equal to net loss for all periods presented.

(7)    DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE

       The Company has adopted SFAS No. 131, DISCLOSURES ABOUT SEGMENTS OF AN ENTERPRISE AND RELATED INFORMATION. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance.

       The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and has managed its business as principally one operating segment.

       The Company's revenues by geographic area are as follows:


                                                              Three Months                   Six Months
                                                             Ended June 30,                Ended June 30,
                                                          -------------------           -------------------
                                                          2000           1999           2000           1999
                                                          ----           ----           ----           ----
                                                                            (in thousands)

         United States..........................        $   2,266      $     918      $   4,311      $   1,486
         Europe.................................              229             87            412            110
         Israel.................................              149             16            176             53
         Other..................................               57              -             68              -
                                                        ---------      ---------      ---------      ---------
              Total revenues....................        $   2,701      $   1,021      $   4,967      $   1,649
                                                        =========      =========      =========      =========


(8)    RECENT ACCOUNTING PRONOUNCEMENTS

       In March 2000, the FASB issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION - AN INTERPRETATION OF APB OPINION NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of this interpretation will not have any effect on the accompanying consolidated financial statements.

       The Securities and Exchange Commission issued Staff Accounting Bulletin
       (SAB) No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2000. The Company believes its current revenue recognition policy complies with the SEC guidelines. Accordingly the Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

       In June 1998, the FASB released SFAS No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES. SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133 is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE SECTIONS OF OUR REGISTRATION STATEMENT ON FORM F-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND DECLARED EFFECTIVE ON AUGUST 9, 2000, AS AMENDED, TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS." THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF OUR PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. OUR ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS."

OVERVIEW

RadView Software Ltd. (the Company) develops, markets and supports software that enables companies to assure the scalability, efficiency and reliability of web applications. In 1997, the Company introduced its first web-testing product, WebLoad, which was initially focused on assessing the scalability of web applications. Since then, the Company has enhanced the functionality of WebLoad to provide an integrated solution to assess the performance and accelerate the deployment of web applications. In February 2000, the Company introduced WebLoad Resource Manager, which is designed to facilitate the systematic verification of web application quality throughout the application development lifecycle and to accelerate the deployment of high performance web applications.

The Company's revenues were $2.7 million and $1.0 million for the three months ended June 30, 2000 and 1999, respectively, and $5.0 million and $1.6 million for the six months ended June 30, 2000 and 1999, respectively. The Company primarily derives its revenues from the license of its WebLoad and WebLoad Resource Manager solutions and, to a lesser extent, from related services including customer support, maintenance and training.

The Company recognizes software license revenues upon delivery of its software to customers, provided persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. The Company allocates software license revenues under arrangements where it sells software and services together under one contract to each element based on their relative fair values, with these fair values being determined using the price charged when that element is sold separately. If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, the Company defers the fair value of the undelivered elements and recognizes the remaining value for the delivered elements.

The Company generally recognizes software license revenues from resellers or distributors at time of shipment, provided that all other revenue recognition criteria set forth in governing statements of position on software revenue recognition have been met. The Company recognizes services revenues from software maintenance agreements ratably over the term of the maintenance period, typically one year. The Company recognizes services revenues from training as the services are performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily represents deferred maintenance revenue.

The Company licenses its software primarily through our direct sales force and, to a lesser extent, through indirect channels. To date, the Company has licensed its software to customers in North America, Europe, and the Middle East. Revenues derived from North America accounted for 84%, 90%, 87% and 90% of total revenues for the three and six months ended

June 30, 2000 and 1999, respectively. While the Company expects to continue to derive the majority of its revenues from North America, it intends to derive an increasing percentage of its revenues from Europe and the Pacific Rim. Substantially all of the Company's sales are denominated in U.S. dollars.

The Company's net losses were $2.1 million and $585,000 for the three months ended June 30, 2000 and 1999, respectively, and $3.1 million and $1.2 million for the six months ended June 30, 2000 and 1999, respectively. These net losses resulted primarily from the significant costs incurred in the development of the Company's software, and in the expansion of its operations. The Company expects to increase its operating expenses and incur additional net losses for the foreseeable future.


RESULTS OF OPERATIONS

         The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:


                                                     THREE MONTHS ENDED                SIX MONTHS ENDED
                                                          JUNE 30,                          JUNE 30,
                                                    2000            1999              2000            1999
                                               --------------  --------------   ---------------  --------------
REVENUES:
    Software licenses                                  86.1%           94.5%             85.7%           94.2%
    Services                                           13.9%            5.5%             14.3%            5.8%
                                               --------------  --------------   ---------------  --------------
      Total revenues                                  100.0%          100.0%            100.0%          100.0%

COST OF REVENUES:
    Software licenses                                   5.0%            6.2%              5.8%            6.1%
    Services                                            4.0%            0.9%              3.2%            2.0%
                                               --------------  --------------   ---------------  --------------
      Total cost of revenues                            9.0%            7.1%              9.0%            8.1%
                                               --------------  --------------   ---------------  --------------
      Gross profit                                     91.0%           92.9%             91.0%           91.9%

OPERATING EXPENSES:
    Sales and marketing                                76.9%           80.2%             70.5%           78.4%
    Research and development                           48.8%           43.2%             42.2%           50.2%
    General and administrative                         26.5%           18.3%             27.9%           19.9%
    Stock-based compensation                           14.5%            2.0%             11.5%            2.5%
                                               --------------  --------------   ---------------  --------------
                                                      166.7%          143.7%            152.1%          151.0%
                                               --------------  --------------   ---------------  --------------
      Operating loss                                 (75.7%)         (50.8%)           (61.1%)         (59.1%)
                                               --------------  --------------   ---------------  --------------
Interest expense, net                                 (1.3%)          (6.3%)            (1.5%)          (9.6%)
Other income (expense)                                  0.1%          (0.3%)            (0.3%)          (1.5%)

                                               --------------  --------------   ---------------  --------------
      Net loss                                       (76.9%)         (57.4%)           (62.9%)         (70.2%)
                                               ==============  ==============   ===============  ==============


THREE AND SIX MONTHS ENDED JUNE 30, 2000 AND 1999

REVENUES

TOTAL REVENUES. Total revenues increased 164.5%, from $1.0 million for the three months ended June 30, 1999 to $2.7 million for the same three-month period in 2000. Total revenues increased 201.2%, from $1.6 million for the six months ended June 30, 1999 to $5.0 million for the same six-month period in 2000.

SOFTWARE LICENSES. Software license revenues increased 140.9%, from $965,000 for the three months ended June 30, 1999 to $2.3 million for the same three-month period in 2000. Software license revenues increased 173.9%, from $1.6 million for the six months ended June 30, 1999 to $4.3 million for the same six-month period in 2000. The increases were due to increased market acceptance of WebLoad and the introduction of our WebLoad Resource Manager product in February 2000, which represented 37.8% and 27.4% of software license revenues for the three and six months ended June 30, 2000, respectively. As a percentage of total revenues WebLoad Resource Manager revenues were higher during the first quarter of 2000 due to orders received in late 1999 but not recognized as revenue until the WebLoad Resource Manager product was released in February 2000.

SERVICES. Services revenues increased from $56,000 for the three months ended June 30, 1999 to $376,000 for the same three-month period in 2000. Services revenues increased from $95,000 for the six months ended June 30, 1999 to $710,000 for the same six-month period in 2000. The increases were due to higher maintenance and training revenues resulting from an increase in our customer base.

COST OF REVENUES

SOFTWARE LICENSES. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses increased from $63,000, or 6.5% of software license revenue, for the three months ended June 30, 1999 to $135,000, or 5.8% of software license revenue, for the same three-month period in 2000. Cost of software licenses increased from $101,000, or 6.5% of software license revenue, for the six months ended June 30, 1999 to $288,000, or 6.7% of software license revenue, for the same six-month period in 2000. The dollar increases were due to product-related costs associated with increased licensing of our software.

SERVICES. Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services increased from $9,000, or 16.1% of service revenue, for the three months ended June 30, 1999 to $108,000, or 28.7% of service revenue, for the same three-month period in 2000. Cost of services increased from $33,000, or 34.7% of software license revenue, for the six months ended June 30, 1999 to $160,000, or 22.5% of software license revenue, for the same six-month period in 2000. The dollar increases were due to increased personnel costs to provide support and maintenance services.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing communication costs, such as advertising and product promotion. Sales and marketing expenses increased from $819,000, or 80.2% of total revenues, for the three months ended June 30, 1999 to $2.1 million , or 76.9% or total revenues, for the same three-month period in 2000. Sales and marketing expenses increased from $1.3 million, or 78.4% of total revenues, for the six months ended June 30, 1999 to $3.5 million, or 70.5% or total revenues, for the same six-month period in 2000. The dollar increase for all periods was due to the expansion of our sales force, additional hiring of marketing personnel, higher commission expenses associated with our higher sales, and higher occupancy and travel costs.

RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of personnel and related expenses required to develop and enhance our products. Research and development expenses increased from $441,000, or 43.2% of total revenues, for the three months ended June 30, 1999, to $1.3 million, or 48.8% of total revenues, for the same three-month period in 2000. Research and development expenses increased from $827,000, or 50.2% of total revenues, for the six months ended June 30, 1999, to $2.1 million, or 42.2% of total revenues, for the same six-month period in 2000. The dollar increases were due to increases in software engineering personnel and related spending associated with the establishment of a software development organization at our headquarters in Massachusetts during late 1999 and early 2000. The percentage decrease was due to our increased revenues.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of finance, executive and administrative personnel and related expenses and costs. General and administrative expenses increased from $187,000, or 18.3% or total revenues, for the three months ended June 30, 1999 to $717,000, or 26.5% of total revenues, for the same three-month period in 2000. General and administrative expenses increased from $328,000, or 19.9% or total revenues, for the six months ended June 30, 1999 to $1.4 million, or 27.9% of total revenues, for the same six-month period in 2000. The dollar and percentage increases were due to increases in finance and administrative personnel to accommodate our growing U.S. operations. The increase is also due to the addition of $50,000 to our allowance for doubtful accounts in the first quarter of 2000 recorded to cover accounts receivable balances that are past due more than 90 days.

STOCK-BASED COMPENSATION. Stock-based compensation expenses increased from $20,000, or 2.0% of total revenues, for the three months ended June 30, 1999, to $392,000, or 14.5% of total revenues, for the same three-month period in 2000. Stock-based compensation expenses increased from $41,000, or 2.5% of total revenues, for the six months ended June 30, 1999, to $573,000, or 11.5% of total revenues, for the same six-month period in 2000. For grants to employees, these non-cash expenses represent the difference between the exercise price and the estimated fair value of our ordinary shares on the date that related options are granted. For grants to non-employees, these non-cash expenses represent the value of a particular grant as determined by the Black-Scholes valuation model. All stock-based compensation is expensed over the vesting period. Deferred compensation on the unvested options is deferred and included as a component of shareholders' equity.

Deferred stock-based compensation totaled $7.7 million at June 30, 2000, and will result in additional charges to operations through May 2004.

INTEREST EXPENSE, NET. Interest expense, net consists principally of interest expense incurred in connection with our existing term debt, offset by interest earnings. Interest expense, net decreased from $64,000 for the three months ended June 30, 1999 to $34,000 for the same three-month period in 2000. Interest expense, net decreased from $159,000 for the six months ended June 30, 1999 to $75,000 for the same six-month period in 2000. The decreases were due to higher interest earnings resulting from the investment of proceeds from our Series B Preferred Share financing in December 1999.

OTHER INCOME (EXPENSE), NET. Other income (expense), net consists principally of currency translation gains and losses. Other income (expense), net decreased from ($3,000) for the three months ended June 30, 1999 to $3,000 for the same three-month period in 2000. Other income (expense), net decreased from ($26,000) for the six months ended June 30, 1999 to ($14,000) for the same six-month period in 2000. The decreases were due to exchange rate fluctuations.

INCOME TAXES. The Company has estimated net operating loss carryforwards for Israel tax purposes totaling approximately $8.3 million at June 30, 2000 to reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax exempt. Therefore, the income tax rate of the Company during the tax-exempt period will be zero and there will be no tax benefit available from these losses and no deferred income taxes have been included in the Company's financial statements.

The Company's U.S. subsidiary's tax losses through June 30, 2000 amounted to approximately $3.4 million. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2020. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the timing of the realization of these tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the sale of equity securities, demand and term debt borrowings and the sale of its products and services. As of June 30, 2000, the Company has raised approximately $14.9 million, net of offering costs, from the issuance of ordinary and preferred shares. As of June 30, 2000, cash, cash equivalents and short-term investments totaled $5.1 million.

On August 14, 2000, the Company completed its initial public offering of 4,000,000 ordinary shares. At the offering price of $10.00 per share, the Company received $37.2 million from this offering, net of underwriting discounts and commissions. Additionally, the Company has incurred or expects to incur offering costs totaling $2.4 million that will be paid from the proceeds of this offering.

The Company has term loans with Bank Hapoalim B.M., an Israeli bank, with an aggregate principal balance of $3.6 million as of June 30, 2000, of which $600,000 of principal matures in March 2001 and $3.0 million matures in June 2001. These loans bear interest at LIBOR plus 1.5%.

The Company also has a loan from Rad Data Communications Ltd., a related party, of which the principal balance totaled $1.4 million as of June 30, 2000. This loan is required to be paid in full with proceeds from the initial public offering. In September 2000, the Company repaid the loan from Rad Data Communications, Ltd. This loan bears no stated interest but the outstanding principal amount of this loan is adjusted annually based on changes in the Israeli Consumer Price Index and must be repaid at an annual rate equal to 3.0% of all annual revenues over a base amount of $1.5 million.

Cash used in operating activities was $1.7 million and $1.7 million for the six months ended June 30, 2000 and 1999, respectively. Cash used for the first six months of 2000 was due to a net loss of $3.1 million and a $667,000 increase in accounts receivable, offset in part by depreciation, other noncash charges, a $390,000 increase in accounts payable and accrued liabilities and a $664,000 increase in deferred revenue. Cash used in first six months of 1999 was primarily due to a net loss of $1.2 million and a $1.3 million increase in accounts receivable, partially offset by depreciation, other noncash charges, deferred interest payments on the Company's bank term debt, and a $674,000 increase in accounts payable and accrued liabilities.

Cash provided by (used in) investing activities was $(3.0 million) and $172,000 for the six months ended June 30, 2000 and 1999, respectively. Cash used in investing activities for the first six months of 2000 was primarily for purchases of property and equipment and short-term investments and an increase in other assets. Cash provided by investing activities for the first six months of 1999 resulted from the sale of short-term investments offset by purchase of property and equipment.

Cash provided by (used in) financing activities was $(100,000) and $3.0 million for the six months ended June 30, 2000 and 1999, respectively. Cash used in financing activities for the first six months of 2000 consisted principally of $26,000 for the repayment of principal on term notes and $188,000 in offering costs related to the initial public offering offset by $114,000 in proceeds from the exercise of stock options. Cash provided by financing activities for the first six months of 1999 consisted primarily of proceeds from private sales of preferred shares, and net borrowings under bank term financing facilities.

The Company expects its operating expenses to continue to increase, particularly sales and marketing and research and development expenses, for the foreseeable future as it executes its business plan. As a result, these operating expenses, as well as planned capital expenditures and repayment of existing term debt, are expected to constitute a material use of the Company's cash resources. In addition, the Company may utilize its cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

The Company believes that its existing cash and short-term investments, along with the net proceeds from its initial public offering, will be sufficient to meet its anticipated needs for working capital, term debt retirement and capital expenditures for at least the next 12 months. Thereafter, the Company may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, the Company may not be able to complete financings on acceptable terms or at all.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Substantially all the Company's revenues are received, and a large portion of its expenses are incurred, in U.S. dollars. In 1999, approximately 92.0% and 60.0% of the Company's revenues and expenses, respectively, were denominated in U.S. dollars. A portion of the Company's expenses, mainly salary and personnel costs related to its employees in Israel, is incurred in New Israeli Shekels
(NIS). The salaries of the Company's Israel-based employees are partially linked to inflation in Israel. As a result, the U.S. dollar cost of the Company's Israeli operations is influenced by inflation in Israel, but may be offset by a devaluation of the NIS in relation to the U.S. dollar. Any increase in the rate of inflation in Israel may have a negative effect on the Company's operating results, unless such inflation is offset by a devaluation of the NIS in relation to the U.S. dollar. In addition to the Company's operations in Israel, the Company intends to expand our operations internationally. Accordingly, the Company expects to incur additional expenses in non-U.S. dollar currencies.

Exchange rates between the NIS and the dollar fluctuate continuously, and therefore exchange rate fluctuations and especially larger periodic devaluations will have an impact on the Company's operating results and period-to-period comparisons of our results. The effects of foreign currency translations are reported in the Company's financial statements in current operating results.

The Company believes that neither inflation in Israel, nor exchange rate fluctuations between the NIS and the U.S. dollar, historically has had a material effect on its operations.

GOVERNMENT GRANTS

The Government of Israel, through the Office of the Chief Scientist, encourages research and development projects that result in products for export. The Company received grants of approximately $605,000 from the Office of the Chief Scientist through December 31, 1996, which were used to fund a predecessor product. Since December 31, 1996, the Company has neither applied for nor received any additional grants from the Office of the Chief Scientist. Pursuant to the terms of these grants, the Company is obligated to pay royalties of 3.0% to 5.0% of revenues derived from sales of products funded with these grants, up to 100.0% to 150.0% of certain grant amounts received. The terms of the grant also require that the know-how from the research and development that is used to produce the product may not be transferred to third parties without the approval of the research committee. The Company's maximum potential royalty obligation to the Office of the Chief Scientist in respect of grants received is approximately $670,000. As of June 30, 2000, $550,000 of this potential royalty obligation has been accrued, of which $56,000 has been paid.

EFFECTIVE CORPORATE TAX RATE

Israeli companies are generally subject to tax at the rate of 36.0% of taxable income. However, the Company has derived, and expects to continue to derive, a substantial portion of its income under its Approved Enterprise capital investment program. Subject to compliance with applicable requirements, this income will be tax exempt for a period of two years and will be subject to a reduced corporate tax rate of 25.0% in the following five years. If the Company does not comply with the applicable requirements, the tax benefits may be canceled. The Company believes that it complies with these conditions. If the Company operates under more than one approval, or if its capital investments are only partially approved, the Company's effective tax rate will be a weighted combination of the various applicable tax rates. The Company may not be able to obtain approval for additional Approved Enterprise programs. Since the Company has incurred tax losses through June 30, 2000, it has not yet used the tax benefits for which it is eligible.

MARKET RISK

The Company currently does not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. The Company currently pays interest on its loan facilities based on the London interbank offered rate and the Israeli Consumer Price Index, or the Israeli CPI. As a result, changes in the general level of interest rates or the Israeli CPI directly affect the amount of money payable by the Company under these facilities. However, the Company does not expect its exposure to market risk from changes in interest rates or the Israeli CPI to be material because: (i) the Company's outstanding debt under these facilities has never exceeded $5.5 million, (ii) the debt matures within 12 months, and (iii) the rate of exchange between the U.S.
dollar and the New Israeli Shekel has remained relatively stable.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities, and accordingly it does not believe that the adoption of the SFAS No. 133 will have a material impact on its financial reporting and related disclosures. The Company will adopt SFAS No. 133 as required by SFAS No. 137, DEFERRAL OF THE EFFECTIVE DATE OF FASB STATEMENT NO. 133, in fiscal year 2001.

On December 3, 1999, the staff of the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 101 (SAB 101), REVENUE RECOGNITION IN FINANCIAL STATEMENTS. SAB 101, as amended, summarizes some of the staff's interpretations of the application of generally accepted accounting principles to revenue recognition. All registrants are expected to apply the accounting and disclosure requirements that are described in SAB 101, which is effective for periods beginning after December 15, 2000. The Company does not expect that the adoption of the guidance required by SAB 101 will have a material impact on its financial condition or results of operations.

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of this interpretation would not have any effect on the financial statements included elsewhere in this Form 10-Q.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this report generally. The Company generally uses words such as "believe," "may," "could," "will," "intend," "estimate," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they related only to events as of the date on which the statements are made, and the Company cannot assure you that our future results, levels of activity, performance or achievements will meet these expectation. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company does not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in its expectations, except as required by law.

ITEM 3.  QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

       The Company does not use derivative financial instruments in its investing portfolio. The Company places its investments in instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. The Company limits the amount of credit exposure to any one issuer. The Company does not expect any material loss with respect to its investment portfolio.

       The Company conducts business in various foreign currencies, primarily in Europe and the Middle East. As a result, the Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect the consolidated results of the Company.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         The Company is not involved in any legal proceedings that are material to its business or financial condition.

ITEM 2.  CHANGES IN SECURITIES

     (a) CHANGES IN INSTRUMENTS DEFINING THE RIGHTS OF SHAREHOLDERS

         Upon the closing of the Company's initial public offering, all of its outstanding Preferred Shares automatically converted into 5,265,575 ordinary shares.

         Upon the completion of the Company's initial public offering, the Company amended its Articles of Association to change its authorized capital stock to 25,000,000 ordinary shares. Under the terms of the Company's amended Articles of Association, by resolution of the shareholders at a general meeting adopted by a majority of shareholders entitled to vote, the Company may increase its registered share capital by the creation of new shares with special rights as adopted in the resolution.

         Upon the closing of the Company's initial public offering, the Company amended its Articles of Association. The Company's Articles now provide that, subject to applicable law, notice of at least twenty-one days must be given for any general meeting of shareholders and any resolutions, including special resolutions, unless all shareholders otherwise consent in writing. The amended Articles also provide that an ordinary resolution shall be deemed adopted when approved by a majority of votes of the shareholders entitled to vote and who voted in a General Meeting in person or by proxy. A special resolution shall be deemed adopted when approved by at least three quarters of the votes of the shareholders entitled to vote and who voted in a General Meeting in person or by proxy.

     (b) NOT APPLICABLE

     (c) SALES OF UNREGISTERED SECURITIES

         In March 2000, the Company granted the right to purchase 23,810 shares of Series B preferred stock at $2.10 per share to two individuals. The Company has recorded stock-based compensation expense on these grants of approximately $70,000, which represents the difference between the deemed fair value of the Series B preferred stock and the purchase price. The Company received $25,000 of proceeds in March 2000 and $25,000 in May 2000 from the two individuals for the exercise of these rights. The 23,810 shares of Series B preferred stock were issued in June 2000.

         In June and July 2000, the Company issued a total of 1,590,100 ordinary shares upon the exercise of options to purchase ordinary shares issued under the share purchase agreement in connection with the Company's Series A preferred stock financing in 1999. Proceeds to the Company upon the exercise of these options totaled approximately $4,000.

         During the quarter ended June 30, 2000, the Company granted options to purchase an aggregate of 851,300 ordinary shares to employees and affiliates at an exercise price of $1.00 per share.

         The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase shares of common stock and shares of common stock issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act. No underwriters were involved in the foregoing sales of securities.

     (d) USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

         On August 9, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared a Registration Statement on Form F-1 (No.333-41526) effective that registered 5,750,000 shares of our common stock. The managing underwriters in the offering were Donaldson Lufkin Jenrette, Wit SoundView, Piper Jaffrey, and DLJdirect.

         On August 15, 2000, the Company sold 4,000,000 of such shares of our common stock at an initial public offering price of $10.00 per share, generating gross offering proceeds of $40 million. After deducting $2.8 million in underwriting discounts and approximately $2.4 million in other related expenses, the net proceeds to the Company were approximately $ 34.8 million.

         The Company expects to use a portion of the net proceeds to make a payment of $1,359,000 representing principal and accrued interest to the holder of its related party loan

         The Company currently expects to use the remaining net proceeds primarily for working capital and general corporate purposes, including increased research and development expenditures, increased sales and marketing expenditures, and capital expenditures made in the ordinary course of business. In addition, the Company may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies or products. Pending such uses, the Company will invest the net proceeds in short-term, investment grade, and interest bearing securities.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Prior to the consummation of the Company's initial public offering on August 14, 2000, the shareholders took the following actions by an extraordinary general meeting in accordance with the Companies Law of Israel and the Articles of Association of the Company:

         On June 27, 2000 stockholders representing approximately 100% of the Company's outstanding shares entitled to vote acted to:

         - increase the Company's registered share capital by NIS 55,000, consisting of 5,500,000 ordinary shares, NIS 0.01 par value per share;
         - convert the Company's: (i) 1,163,000 unissued Series A Preferred Shares into 1,163,000 ordinary shares; (ii) 2,071,425 unissued Series B-1 Preferred Shares into 2,071,425 ordinary shares; and effect the conversion of the outstanding (iii) 2,337,000 unissued Series A Preferred Shares into 2,337,000 ordinary shares; (iv) 2,196,048 unissued Series B-1 Preferred Shares into 2,196,048 ordinary shares; and (v) 732,517 unissued Series B-2 Preferred Shares into 732,517 ordinary shares; provided that the conversion set forth in (i) through (v) herein are conditioned upon the closing of the initial public offering on or prior to December 31, 2000 and shall occur upon such closing;
         - approve the acceptance of a secured promissory note as receipt for payment of the aggregate price of stock options from certain individuals in the event such individuals elected to finance such exercise;
         - approve the limited acceleration of the vesting of options to purchase the Company's shares as granted to certain of the Company's officers upon a Change of Control;
         - approve the cancellation of the provision in Section 14 of the Agreement dated January 14, 1993 between the Company and its founders which imposes restrictions on the transfer of shares by the parties to the Agreement;
         - approve the issuance of 11,905 shares of Series B-1 Preferred
           Shares to each of two individuals in exchange for $50,000;
         - approve of the Company entering into certain agreements;
         - amend the warrant granted to Sadot Research and Development Fund Ltd., dated August 30, 1998, such that the Exercise Price defined therein shall be $29.715 instead of $297.15;
         - approve the Company entering into a Directors and Officers insurance policy;
         - ratify grants of options to certain directors and officers; and
         - amend the Articles of Association.

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

      (a)  EXHIBIT INDEX

         3.1 Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

         3.2    Form of Articles of Association of Registrant (filed as Exhibit
                3.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

         4.1 Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

         4.2 Investor Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

         27     Financial Data Schedule

      (b)  REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed in the three-month period ended June 30, 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       RADVIEW SOFTWARE LTD.
                                       (Registrant)



                                       /s/ Edward Durkin

                                       Edward Durkin
                                       Chief Financial Officer

                                       Dated:  September 22, 2000