Form 10-Q
period 2000-09-30
RADVIEW SOFTWARE LTD
filed 2000-11-09
CIK 1114999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

 (Mark one)

     _X_ Quarterly report pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes _X_ No __, and (2) has been subject to such filing requirements for the past 90 days: Yes _X_ No ___.

     As of October 31, 2000 there were 16,366,572 shares of the Registrant's Ordinary Shares outstanding.

                      RADVIEW SOFTWARE LTD. AND SUBSIDIARY
                                 Form 10-Q INDEX

                          PART I. FINANCIAL INFORMATION

                                                                                                                            Page No.
Item 1.  Condensed Consolidated Financial Statements:

         Condensed Consolidated Balance Sheets as of September 30, 2000 and December 31, 1999.............................      3


         Condensed Consolidated Statements of Operations for the three and nine months
         ended September 30, 2000 and 1999........ .......................................................................      4


         Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999............      5


         Notes to Condensed Consolidated Financial Statements.............................................................     6-10

Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations............................    11-17


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.......................................................     17



                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings................................................................................................     18

Item 2.  Changes in Securities and Use of Proceeds........................................................................     18

Item 3.  Defaults Upon Senior Securities..................................................................................     19

Item 4.  Submission of Matters to a Vote of Security Holders..............................................................     19

Item 5.  Other Information................................................................................................     19

Item 6.  Exhibits and Reports on Form 8-K.................................................................................     19

         Signatures.......................................................................................................     20

                      RADVIEW SOFTWARE LTD. AND SUBSIDIARY
                      CONDENSED CONSOLIDATED BALANCE SHEET
                        (IN THOUSANDS, EXCEPT SHARE DATA)
                                   (UNAUDITED)





                                                                                 SEPTEMBER 30,      DECEMBER 31,
                                                                                     2000              1999
                                                                                --------------    -------------
ASSETS

Current Assets:
           Cash and cash equivalents                                               $ 37,389         $  7,652
           Short-term investments                                                      --                513
           Accounts receivable, net                                                   2,360            1,281
           Prepaid expenses                                                             602              322
                                                                                   --------         --------
                        Total current assets                                         40,351            9,768
Property and Equipment, net                                                           1,789              783
Deposits and Other Assets                                                               614              299
                                                                                   --------         --------
                        Total assets                                               $ 42,754         $ 10,850
                                                                                   ========         ========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
           Current maturities of long-term loans                                   $  3,721         $     17
           Related party loan                                                          --                115
           Accounts payable                                                           1,251              560
           Accrued expenses                                                           2,743            1,598
           Deferred revenue                                                           1,152              476
                                                                                   --------         --------
                        Total current liabilities                                     8,867            2,766

Long-term Liabilities:
           Long-term loans                                                             --              3,562
           Related party loan                                                          --              1,332
           Accrued severance                                                            538              339
                                                                                   --------         --------
                        Total long-term liabilities                                     538            5,233
                                                                                   --------         --------
                        Total liabilities                                             9,405            7,999
                                                                                   --------         --------

Shareholders' Equity:
           Preferred stock, NIS 0.01 par value --
                        Authorized -- 8,500,000 shares;
                        Issued and outstanding -- 0 and 5,265,575 shares at
                        September 30, 2000 and December 31, 1999,
                        respectively                                                   --                 13
           Ordinary shares, NIS 0.01 par value --
                        Authorized -- 25,000,000 shares;
                        Issued and outstanding -- 16,366,572 and 4,194,000
                        shares at September 30, 2000 and December 31,
                        1999, respectively                                               42               12
           Additional paid-in capital                                                59,982           16,269
           Deferred compensation                                                     (7,216)            (425)
           Accumulated deficit                                                      (19,459)         (13,018)
                                                                                   --------         --------
                        Total shareholder's equity                                   33,349            2,851
                                                                                   --------         --------
                        Total liabilities and shareholders' equity                 $ 42,754         $ 10,850
                                                                                   ========         ========

   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RADVIEW SOFTWARE LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                      (IN THOUSANDS, EXCEPT PER SHARE DATA)
                                   (UNAUDITED)

                                                              THREE MONTHS ENDED       NINE MONTHS ENDED
                                                                  SEPTEMBER 30,          SEPTEMBER 30,
                                                                2000        1999        2000       1999
                                                              --------    --------    --------    --------
Revenues:
        Software licenses                                     $  2,636    $  1,402    $  6,892    $  2,956
        Service                                                    466         186       1,176         281
                                                              --------    --------    --------    --------
             Total revenues                                      3,102       1,588       8,068       3,237

COST OF REVENUES:
        Software licenses                                          143         108         431         209
        Service                                                    138          22         298          55
                                                              --------    --------    --------    --------
             Total cost of revenues                                281         130         729         264

                                                              --------    --------    --------    --------
             Gross profit                                        2,821       1,458       7,339       2,973
                                                              --------    --------    --------    --------

OPERATING EXPENSES:
        Sales and marketing (1)                                  3,657       1,073       7,160       2,365
        Research and development (1)                             1,470         396       3,565       1,223
        General and administrative (1)                             729         297       2,114         625
        Stock-based compensation (1)                               533         143       1,106         184
                                                              --------    --------    --------    --------
             Total operating expenses                            6,389       1,909      13,945       4,397

                                                              --------    --------    --------    --------
             Operating loss                                     (3,568)       (451)     (6,606)     (1,424)

Interest income (expense)                                          240         (21)        165        (180)
Other income (expense)                                              14           4        --           (22)
                                                              --------    --------    --------    --------
             Net loss                                           (3,314)       (468)     (6,441)     (1,626)

Noncash stock dividend distributed
        to preferred shareholders                                2,585        --         2,585        --
                                                              --------    --------    --------    --------
             Net loss attributable to ordinary shareholders   $ (5,899)   $   (468)   $ (9,026)   $ (1,626)
                                                              ========    ========    ========    ========

NET LOSS PER SHARE ATTRIBUTABLE TO
        ORDINARY SHAREHOLDERS (NOTE 4(a)):
             Basic and diluted net loss per share             $  (0.54)   $  (0.11)   $  (1.39)   $  (0.52)
                                                              ========    ========    ========    ========
             Weighted average shares outstanding -
                    basic and diluted                           10,994       4,182       6,484       3,151
                                                              ========    ========    ========    ========

PRO FORMA NET LOSS PER SHARE ATTRIBUTABLE
        TO ORDINARY SHAREHOLDERS (NOTE 4(b)):
             Basic and diluted net loss per share             $  (0.41)   $  (0.05)   $  (0.71)   $  (0.23)
                                                              ========    ========    ========    ========
             Weighted average shares outstanding -
                    basic and diluted                           14,278       8,948      12,699       7,213
                                                              ========    ========    ========    ========

----------
(1) The following summarizes the departmental allocation of the stock-based compensation charge:

             Sales and marketing                              $    310    $     48    $    556    $     60
             Research and development                               97          52         198          76
             General and administrative                            126          43         352          48
                                                              --------    --------    --------    --------
                    Total stock-based compensation            $    533    $    143    $  1,106    $    184
                                                              ========    ========    ========    ========


   The accompanying notes are an integral part of these condensed consolidated financial statements.

                      RADVIEW SOFTWARE LTD. AND SUBSIDIARY
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)
                                   (UNAUDITED)

                                                                         NINE MONTHS ENDED
                                                                           SEPTEMBER 30,
                                                                          2000       1999
                                                                        --------    -------
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                           $ (6,441)   $(1,626)
     Adjustments to reconcile net loss to net cash used
       in operating activities --
           Depreciation and amortization                                     443        185
           Amortization of deferred compensation                           1,106        184
           Interest accrued on long-term loans                               156        285
           Accrued severance pay                                             199       (128)
           Changes in operating assets and liabilities--
               Accounts receivable                                        (1,079)    (1,334)
               Prepaid expenses                                             (280)      (149)
               Accounts payable                                              506         38
               Accrued expenses                                            1,301        669
               Deferred revenue                                              676        (75)
                                                                        --------    -------
                  Net cash used in operating activities                   (3,413)    (1,951)
                                                                        --------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Sales of short-term investments                                         513        316
     Purchases of property and equipment                                  (1,449)      (204)
     Decrease in other assets                                               (315)      --
                                                                        --------    -------
                  Net cash (used in) provided by investing activities     (1,251)       112
                                                                        --------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Long-term loans received                                               --        1,976
     Repayment of long-term loans                                         (1,305)    (1,611)
     Net proceeds from issuance of ordinary and preferred shares             406      3,007
     Net proceeds from initial public offering of ordinary shares         35,300       --
                                                                        --------    -------
                  Net cash provided by financing activities               34,401      3,372
                                                                        --------    -------

INCREASE IN CASH AND CASH EQUIVALENTS                                     29,737      1,533

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                             7,652      1,126

                                                                        --------    -------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                $ 37,389    $ 2,659
                                                                        ========    =======

CASH PAID DURING THE PERIOD FOR INTEREST                                $    620    $    19
                                                                        ========    =======



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

(2)    INITIAL PUBLIC OFFERING

       On August 14, 2000, the Company completed its initial public offering of 4,000,000 shares of its ordinary shares at $10.00 per share. Proceeds to the Company, net of underwriting discounts and commissions and offering costs, were $35.3 million.

       In connection with the offering all outstanding shares of preferred stock were converted into 5,265,575 ordinary shares and 602,757 ordinary shares were issued to certain shareholders upon the exercise of certain options and warrants. In addition, the Company issued 258,500 ordinary shares to certain of its Series A preferred shareholders, which has been accounted for as a stock dividend. The Company has recorded a charge to additional paid-in capital for the par value of the ordinary shares and the amount of net loss attributable to ordinary shareholders used in the computation of basic and diluted net loss per share has been increased by the value of the ordinary shares issued.

       In September 2000, the Company repaid a loan from a related party totaling $1,359,000, as contractually required, with proceeds from this offering.

       The Company also intends to use the net proceeds from this offering for working capital and other general corporate purposes, which may include product research and development, expansion of its operations and sale and marketing capabilities, and acquisition of, or investment in companies, technologies or assets that complement its business. Pending application of the net proceeds as described above, the Company intends to invest the net proceeds of the offering in short-term, investment-grade, interest-bearing securities in U.S. dollar accounts.

(3)    SIGNIFICANT ACCOUNTING POLICIES

       The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The significant policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

       (a)    FINANCIAL STATEMENTS IN U.S. DOLLARS

              The consolidated financial statements of the Company have been prepared in U.S. dollars because the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. Substantially all of the Company's sales are in U.S. dollars. Most purchases of materials and omponents and most marketing costs are denominated in U.S. dollars. Therefore,the functional currency of the Company is the U.S.dollar.

              Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with the principles set forth in Financial Accounting Standards Board of the United States (FASB) Statement of Accounting Standards (SFAS) No. 52, FOREIGN CURRENCY TRANSLATION. Accordingly, items have been translated as follows:

              o Monetary Items -- At the exchange rate in effect on the balance sheet date.
              o   Nonmonetary Items -- At historical exchange rates.

              o Revenue and Expense Items -- At the exchange rates in effect as of the date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

              All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations. The representative rate of exchange as of December 31, 1999 and September 30, 2000 was U.S.$1.00 to
              4.030 and 4.093 New Israeli Shekel (NIS), respectively.

       (b)    INTERIM FINANCIAL STATEMENTS

              The accompanying consolidated balance sheet as of September 30, 2000, the consolidated statements of operations for the three and nine months ended September 30, 2000 and 1999 and the consolidated statement of cash flows for the nine months ended September 30, 2000 and 1999 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company's registration statement on Form F-1 filed with the SEC on August 9, 2000.

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

(4)    EARNINGS PER SHARE

       (a)    NET LOSS PER SHARE

              Basic and diluted net loss per share is presented in conformity with SFAS No. 128, EARNINGS PER SHARE, for all periods presented. Basic and diluted net loss per ordinary share was determined by dividing net loss attributable to ordinary shareholders by the weighted average ordinary shares outstanding during the period. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company's potential additional ordinary shares were antidilutive.

              The net loss attributable to ordinary shareholders used in the computation of basic and diluted net loss per share has been increased by the value of the stock dividend issued to certain Series A preferred shareholders at the closing of the initial public offering.

              The following table summarizes the securities outstanding as of each period end that were not included in the calculation of diluted net loss per share as their inclusion would be antidilutive.

                                                                      As of September 30,
                                                                      -------------------
                                                                      2000          1999
                                                                      -----         -----
                                                                         (in thousands)

                    Stock options to purchase ordinary shares...      3,510         3,427
                    Warrants to purchase ordinary shares........          -           143
                    Convertible preferred stock.................          -         2,337

              In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, EARNINGS PER SHARE IN AN INITIAL PUBLIC OFFERING, the Company determined that there were no nominal issuances of the Company's ordinary shares prior to the Company's initial public offering.

       (b)    PRO FORMA NET LOSS PER SHARE

              Pro forma net loss per share has been computed as described above and also gives effect to the conversion of preferred shares that were converted upon the completion of the Company's initial public offering in August 2000, using the if-converted method, from the original date of issuance.

              The following table reflects the reconciliation of the shares used in the computation of pro forma net loss per share.

                                                                      Three Months              Nine Months
                                                                  Ended September 30,       Ended September 30,
                                                                  -------------------       -------------------
                                                                   2000         1999         2000         1999
                                                                  ------        -----       ------        -----
                                                                                  (in thousands)
             Pro forma basic and diluted:
               Weighted average ordinary shares
                  outstanding used in computing net loss
                  per share................................       10,994        4,182        6,484        3,151
               Weighted average ordinary shares issuable
                  upon the conversion of preferred stock...        2,576        2,315        4,362        1,651
               Weighted average ordinary shares
                  issuable upon the exercise of
                  outstanding warrant......................           70          143          118          103
               Weighted average ordinary shares issuable
                  upon exercise of outstanding options
                  held by certain shareholders.............          512        2,050        1,521        2,050
               Weighted average ordinary shares to be
                  issued to certain Series A preferred
                  shareholders.............................          126          258          214          258
                                                                  ------        -----       ------        -----
               Weighted average ordinary shares
                  outstanding used in computing pro
                  forma basic and diluted net loss per
                  share....................................       14,278        8,948       12,699        7,213
                                                                  ======        =====       ======        =====


(5)    STOCKHOLDERS' EQUITY

       In July 2000, a shareholder of the Company exercised an employee stock option to purchase 391,100 ordinary shares at an exercise price of NIS
       0.01 per share.

       During the quarter ended September 30, 2000, the Company granted options to purchase an aggregate of 625,760 ordinary shares to employees and affiliates at exercise prices equal to the then current fair market value on the date of grant.

(6)    COMPREHENSIVE INCOME

       SFAS No. 130, REPORTING COMPREHENSIVE INCOME, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company's comprehensive loss is equal to net loss for all periods presented.

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

       The Company's revenues by geographic area are as follows:

                                               Three Months                    Nine Months
                                              Ended Sept. 30,                 Ended Sept. 30,
                                           --------------------            --------------------
                                            2000          1999              2000          1999
                                           ------        ------            ------        ------
                                                             (in thousands)

              United States............    $2,540        $1,331            $6,850        $2,817
              Europe...................       310           206               722           316
              Israel...................       172            51               348           104
              Other....................        80             -               148             -
                                           ------        ------            ------        ------
                       Total revenues..    $3,102        $1,588            $8,068        $3,237
                                           ======        ======            ======        ======

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

       The Securities and Exchange Commission issued Staff Accounting Bulletin
       (SAB) No. 101, REVENUE RECOGNITION, in December 1999. The Company is required to adopt this new accounting guidance through a cumulative charge to operations, in accordance with Accounting Principles Board Opinion (APB) No. 20, ACCOUNTING CHANGES, no later than the fourth quarter of fiscal 2000. The Company believes its current revenue recognition policy complies with the SEC guidelines. Accordingly, the Company believes that the adoption of the guidance provided in SAB No. 101 will not have a material impact on future operating results.

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

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH THE SECTIONS OF THE COMPANY'S REGISTRATION STATEMENT ON FORM F-1 FILED WITH THE SECURITIES AND EXCHANGE COMMISSION AND DECLARED EFFECTIVE ON AUGUST 9, 2000, AS AMENDED, TITLED "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS" AND "RISK FACTORS." THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES, SUCH AS STATEMENTS OF THE COMPANY'S PLANS, OBJECTIVES, EXPECTATIONS AND INTENTIONS. ACTUAL RESULTS COULD DIFFER MATERIALLY FROM THOSE DISCUSSED HERE. SEE "SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS."

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

The Company's revenues were $3.1 million and $1.6 million for the three months ended September 30, 2000 and 1999, respectively, and $8.1 million and $3.2 million for the nine months ended September 30, 2000 and 1999, respectively. The Company primarily derives its revenues from the license of its WebLoad and WebLoad Resource Manager software products and, to a lesser extent, from related services including customer support, maintenance and training.

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

The Company licenses its software primarily through its direct sales force and, to a lesser extent, through indirect channels. To date, the Company has licensed its software to customers in North America, Europe, and the Middle East. Revenues derived from North America accounted for 81.8% and 83.8% of total revenues for the nine months ended September 30, 2000 and 1999, respectively. While the Company expects to continue to derive the majority of its revenues from North America, it intends to derive an increasing percentage of its revenues from Europe and the Pacific Rim. Substantially all of the Company's sales are denominated in U.S. dollars.

The Company's net losses were $3.3 million and $468,000 for the three months ended September 30, 2000 and 1999, respectively, and $6.4 million and $1.6 million for the nine months ended September 30, 2000 and 1999, respectively. These net losses resulted primarily from the significant costs incurred in the development of the Company's software, and in the expansion of its operations. The Company expects to increase its operating expenses and incur additional net losses for the foreseeable future.

RESULTS OF OPERATIONS

                  The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

                                  THREE MONTHS ENDED   NINE MONTHS ENDED
                                    SEPTEMBER 30,        SEPTEMBER 30,
                                   2000       1999      2000      1999
                                  -------    ------    ------    ------
REVENUES:
    Software licenses               85.0%     88.3%     85.4%     91.3%
    Services                        15.0%     11.7%     14.6%      8.7%
                                  -------    ------    ------    ------
      Total revenues               100.0%    100.0%    100.0%    100.0%

COST OF REVENUES:
    Software licenses                4.6%      6.8%      5.3%      6.5%
    Services                         4.4%      1.4%      3.7%      1.7%
                                  -------    ------    ------    ------
      Total cost of revenues         9.0%      8.2%      9.0%      8.2%
                                  -------    ------    ------    ------
      Gross profit                  91.0%     91.8%     91.0%     91.8%

OPERATING EXPENSES:
    Sales and marketing            117.9%     67.6%     88.7%     73.1%
    Research and development        47.4%     24.9%     44.2%     37.8%
    General and administrative      23.5%     18.7%     26.2%     19.3%
    Stock-based compensation        17.2%      9.0%     13.7%      5.7%
                                  -------    ------    ------    ------
                                   206.0%    120.2%    172.8%    135.9%
                                  -------    ------    ------    ------
      Operating loss              (115.0%)   (28.4%)   (81.8%)   (44.1%)
                                  -------    ------    ------    ------

Interest income (expense), net       7.7%     (1.3%)     2.0%     (5.6%)
Other income (expense)               0.5%      0.3%      0.0%     (0.7%)
                                  -------    ------    ------    ------
      Net loss                    (106.8%)   (29.4%)   (79.8%)   (50.4%)
                                  =======    ======    ======    ======


THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

REVENUES

TOTAL REVENUES. Total revenues increased 95.3%, from $1.6 million for the three months ended September 30, 1999 to $3.1 million for the same three-month period in 2000. Total revenues increased 149.2%, from $3.2 million for the nine months ended September 30, 1999 to $8.1 million for the same nine-month period in 2000.

SOFTWARE LICENSES. Software license revenues increased 88.0%, from $1.4 million for the three months ended September 30, 1999 to $2.6 million for the same three-month period in 2000. Software license revenues increased 133.2%, from $3.0 million for the nine months ended September 30, 1999 to $6.9 million for the same nine-month period in 2000. The increases were due to increased market acceptance of WebLoad and the introduction of its WebLoad Resource Manager product in February 2000, which represented 39.2% and 35.8% of software license revenues for the three and nine months ended September 30, 2000, respectively.

SERVICES. Services revenues increased from $186,000 for the three months ended September 30, 1999 to $466,000 for the same three-month period in 2000. Services revenues increased from $281,000 for the nine months ended September 30, 1999 to $1.2 million for the same nine-month period in 2000. The increases were due to higher maintenance and training revenues resulting from an increase in the Company's customer base.

COST OF REVENUES

SOFTWARE LICENSES. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses increased from $108,000, or 6.8% of software license revenue, for the three months ended September 30, 1999 to $143,000, or 4.6% of software license revenue, for the same three-month period in 2000. Cost of software licenses increased from $209,000, or 6.5% of software license revenue, for the nine months ended September 30, 1999 to $431,000, or 5.3% of software license revenue, for the same nine-month period in 2000. The dollar increases were due to product-related costs associated with increased licensing of the Company's software.

SERVICES. Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services increased from $22,000, or 1.4% of service revenue, for the three months ended September 30, 1999 to $138,000, or 4.4% of service revenue, for the same three-month period in 2000. Cost of services increased from $55,000, or 1.7% of software license revenue, for the nine months ended September 30, 1999 to $298,000, or 3.7% of software license revenue, for the same nine-month period in 2000. The dollar increases were due to increased personnel costs to provide support and maintenance services.

OPERATING EXPENSES

SALES AND MARKETING. Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing communication costs such as advertising and product promotion. Sales and marketing expenses increased from $1.1 million, or 67.6% of total revenues, for the three months ended September 30, 1999 to $3.7 million, or 117.9% or total revenues, for the same three-month period in 2000. Sales and marketing expenses increased from $2.4 million, or 73.1% of total revenues, for the nine months ended September 30, 1999 to $7.2 million, or 88.7% of total revenues, for the same nine-month period in 2000. The dollar and percentage increases were due to the expansion of the Company's sales force, additional hiring of marketing personnel, higher commission expenses associated with higher sales, and higher occupancy and travel costs.

RESEARCH AND DEVELOPMENT. Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company's products. Research and development expenses increased from $396,000, or 24.9% of total revenues, for the three months ended September 30, 1999, to $1.5 million, or 47.4% of total revenues, for the same three-month period in 2000. Research and development expenses increased from $1.2 million, or 37.8% of total revenues, for the nine months ended September 30, 1999, to $3.6 million, or 44.2% of total revenues, for the same nine-month period in 2000. The dollar and percentage increases were due to increases in the number of software engineering personnel and related spending associated with the establishment of a software development organization at the Company's headquarters in Massachusetts during late 1999 and early 2000.

GENERAL AND ADMINISTRATIVE. General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses and costs. General and administrative expenses increased from $297,000, or 18.7% or total revenues, for the three months ended September 30, 1999 to $729,000, or 23.5% of total revenues, for the same three-month period in 2000. General and administrative expenses increased from $625,000, or 19.3% or total revenues, for the nine months ended September 30, 1999 to $2.1 million, or 26.2% of total revenues, for the same nine-month period in 2000. The dollar and percentage increases were due to increases in the number of finance and administrative personnel to accommodate the Company's growing U.S. operations.

STOCK-BASED COMPENSATION. Stock-based compensation expenses increased from $143,000, or 9.0% of total revenues, for the three months ended September 30, 1999, to $533,000, or 17.2% of total revenues, for the same three-month period in 2000. Stock-based compensation expenses increased from $184,000, or 5.7% of total revenues, for the nine months ended September 30, 1999, to $1.1 million, or 13.7% of total revenues, for the same nine-month period in 2000. For grants to employees, these non-cash expenses represent the difference between the exercise price and the estimated fair value of the ordinary shares on the date that related options are granted. For grants to non-employees, these non-cash expenses represent the value of a particular grant as determined by the Black-Scholes valuation model. All stock-based compensation is expensed over the vesting period. Deferred compensation on the unvested options is deferred and included as a component of shareholders' equity.

Deferred stock-based compensation totaled $7.2 million at September 30, 2000, and will result in additional charges to operations through May 2004.

INTEREST INCOME (EXPENSE), NET. Interest income (expense), net consists principally of interest expense incurred in connection with long-term debt, offset by interest earned on cash investments. Interest income (expense), net decreased from ($21,000) for the three months ended September 30, 1999 to $240,000 for the same three-month period in 2000. Interest income (expense), net decreased from ($180,000) for the nine months ended September 30, 1999 to $165,000 for the same nine-month period in 2000. The increase in interest income was due to higher interest earnings resulting from the investment of proceeds from the Series B Preferred Share financing in December 1999 and the initial public offering completed in August 2000.

OTHER INCOME (EXPENSE), NET. Other income (expense), net consists principally of currency translation gains and losses. Other income (expense), net increased from $4,000 for the three months ended September 30, 1999 to $14,000 for the same three-month period in 2000. Other income (expense), net decreased from ($22,000) for the nine months ended September 30, 1999 to $0 for the same nine-month period in 2000. The changes were due to exchange rate fluctuations.

INCOME TAXES. The Company has estimated net operating loss carryforwards for Israel tax purposes totaling approximately $10 million at September 30, 2000 to reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax exempt. Therefore, the income tax rate of the Company during the tax-exempt period will be zero and there will be no tax benefit available from these losses and no deferred income taxes have been included in the Company's financial statements.

The Company's U.S. subsidiary's tax losses through September 30, 2000 amounted to approximately $5.1 million. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2020. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

LIQUIDITY AND CAPITAL RESOURCES

Since inception, the Company has financed its operations primarily through the sale of equity securities, demand and term debt borrowings and the sale of its products and services. As of September 30, 2000, the Company has raised approximately $52.1 million, net of offering costs, from the issuance of ordinary and preferred shares, including the net proceeds from the initial public offering.

On August 14, 2000, the Company completed its initial public offering of 4,000,000 ordinary shares at $10.00 per share. The Company received $35.3 million from this offering, net of underwriting discounts and commissions and offering costs.

As of September 30, 2000, cash and cash equivalents totaled $37.4 million.

The Company has term loans with Bank Hapoalim B.M., an Israeli bank, with an aggregate principal balance of $3.7 million as of September 30, 2000, of which $600,000 of principal matures in March 2001 and $3.1 million matures in June 2001. These loans bear interest at LIBOR plus 1.5%.

The Company also had a loan totaling $1.3 million from Rad Data Communications Ltd., a related party. In September 2000, the Company repaid this loan with proceeds from the initial public offering, as required under the loan agreement.

Cash used in operating activities was $3.4 million and $2.0 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used for the first nine months of 2000 was due to a net loss of $6.4 million and a $1.1 million increase in accounts receivable, offset in part by depreciation, other noncash charges, a $1.8 million increase in accounts payable and accrued liabilities and a $676,000 increase in deferred revenue. Cash used in the first nine months of 1999 was primarily due to a net loss of $1.6 million and a $1.3 million increase in accounts receivable, partially offset by depreciation, other noncash charges, deferred interest payments on the Company's bank term debt, and a $707,000 increase in accounts payable and accrued liabilities.

Cash provided by (used in) investing activities was $(1.3 million) and $112,000 for the nine months ended September 30, 2000 and 1999, respectively. Cash used in investing activities for the first nine months of 2000 was primarily for purchases of $1.4 million in property and equipment and a $315,000 increase in other assets, offset by $513,000 in proceeds from the sale of short-term investments. Cash provided by investing activities for the first nine months of 1999 resulted from $316,000 in proceeds from the sale of short-term investments offset by property and equipment purchases of $204,000.

Cash provided by financing activities was $34.4 million and $3.4 million for the nine months ended September 30, 2000 and 1999, respectively. Cash provided by financing activities for the first nine months of 2000 consisted principally of $35.3 million in net proceeds from the Company's initial public offering, $406,000 from the issuance of ordinary and preferred shares prior to the completion of the initial public offering, offset by $1.3 million for the repayment of principal on the related party loans. Cash provided by financing activities for the first nine months of 1999 consisted primarily of proceeds totaling $3.0 million from the private placement of preferred shares and $365,000 in net borrowings under long-term loans.

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

The Company believes that its existing cash and short-term investments will be sufficient to meet its anticipated needs for working capital, term debt retirement and capital expenditures for at least the next 12 months. Thereafter, the Company may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, the Company may not be able to complete financing on acceptable terms or at all.

IMPACT OF INFLATION AND CURRENCY FLUCTUATIONS

Substantially all the Company's revenues are received, and a large portion of its expenses are incurred, in U.S. dollars. In 1999, approximately 92.0% and 60.0% of the Company's revenues and expenses, respectively, were denominated in U.S. dollars. A portion of the Company's expenses, mainly salary and personnel costs related to its employees in Israel, is incurred in New Israeli Shekels
(NIS). The salaries of the Company's Israel-based employees are partially linked to inflation in Israel. As a result, the U.S. dollar cost of the Company's Israeli operations is influenced by inflation in Israel, but may be offset by a devaluation of the NIS in relation to the U.S. dollar. Any increase in the rate of inflation in Israel may have a negative effect on the Company's operating results, unless such inflation is offset by a devaluation of the NIS in relation to the U.S. dollar. In addition to the Company's operations in Israel, the Company intends to expand its operations internationally. Accordingly, the Company expects to incur additional expenses in non-U.S. dollar currencies.

Exchange rates between the NIS and the dollar fluctuate continuously, and therefore exchange rate fluctuations and especially larger periodic devaluations will have an impact on the Company's operating results and period-to-period comparisons of its results. The effects of foreign currency translations are reported in the Company's financial statements in current operating results.

The Company believes that neither inflation in Israel, nor exchange rate fluctuations between the NIS and the U.S. dollar, historically has had a material effect on its operations.

GOVERNMENT GRANTS

The Government of Israel, through the Office of the Chief Scientist, encourages research and development projects that result in products for export. The Company received grants of approximately $605,000 from the Office of the Chief Scientist through December 31, 1996, which were used to fund a predecessor product. Since December 31, 1996, the Company has neither applied for nor received any additional grants from the Office of the Chief Scientist. Pursuant to the terms of these grants, the Company is obligated to pay royalties of 3.0% to 5.0% of revenues derived from sales of products funded with these grants, up to 100.0% to 150.0% of certain grant amounts received. The terms of the grant also require that the know-how from the research and development that is used to produce the product may not be transferred to third parties without the approval of the research committee. The Company's maximum potential royalty obligation to the Office of the Chief Scientist in respect of grants received is approximately $670,000. As of September 30, 2000, all $670,000 of this potential royalty obligation has been recognized and accrued, of which $56,000 has been paid.

EFFECTIVE CORPORATE TAX RATE

Israeli companies are generally subject to tax at the rate of 36.0% of taxable income. However, the Company has derived, and expects to continue to derive, a substantial portion of its income under its Approved Enterprise capital investment program. Subject to compliance with applicable requirements, this income will be tax exempt for a period of two years and will be subject to a reduced corporate tax rate of 25.0% in the following five years. If the Company does not comply with the applicable requirements, the tax benefits may be canceled. The Company believes that it complies with these conditions. If the Company operates under more than one approval, or if its capital investments are only partially approved, the Company's effective tax rate will be a weighted combination of the various applicable tax rates. The Company may not be able to obtain approval for additional Approved Enterprise programs. Since the Company has incurred tax losses through September 30, 2000, it has not yet used the tax benefits for which it is eligible.

MARKET RISK

The Company currently does not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. The Company currently pays interest on its loan facilities based on the London interbank offered rate. As a result, changes in the general level of interest rates directly affect the amount of money payable by the Company under these facilities. However, the Company does not expect its exposure to market risk from changes in interest rates to be material because: (i) the Company's outstanding debt under these facilities currently approximates $3.7 million, (ii) the debt matures within 12 months, and (iii) the interest rate environment has recently been relatively stable.

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

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, ACCOUNTING FOR CERTAIN TRANSACTIONS INVOLVING STOCK COMPENSATION--AN INTERPRETATION OF APB OPINION NO. 25. The interpretation clarifies the application of APB Opinion No. 25 in certain situations, as defined. The interpretation is effective July 1, 2000, but covers certain events occurring during the period after December 15, 1998, but before the effective date. To the extent that events covered by this interpretation occur during the period after December 15, 1998, but before the effective date, the effects of applying this interpretation would be recognized on a prospective basis from the effective date. Accordingly, upon initial application of the final interpretation, (a) no adjustments would be made to the financial statements for periods before the effective date and (b) no expense would be recognized for any additional compensation cost measured that is attributable to periods before the effective date. The Company expects that the adoption of this interpretation would not have any effect on the financial statements included elsewhere in this prospectus.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this report generally. The Company generally uses words such as "believe," "may," "could," "will," "intend," "estimate," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. The Company's actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report. Although the Company believes the expectations reflected in the forward-looking statements are reasonable, they related only to events as of the date on which the statements are made, and the Company cannot assure you that its future results, levels of activity, performance or achievements will meet these expectation. Moreover, neither the Company nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. The Company does not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in its expectations, except as required by law.

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

         During the quarter ended September 30, 2000, the Company granted options to purchase an aggregate of 625,760 ordinary shares to employees and affiliates at exercise prices equal to the then current fair market value on the date of grant.

         The securities issued in the foregoing transactions were either (i) offered and sold in reliance upon exemptions from the Securities Act of 1933 ("Securities Act") registration requirements set forth in Sections 3(b) and 4(2) of the Securities Act, and any regulations promulgated thereunder, relating to sales by an issuer not involving any public offering, or (ii) in the case of certain options to purchase ordinary shares and ordinary shares issued upon the exercise of such options, such offers and sales were made in reliance upon an exemption from registration under Rule 701 promulgated under Section 3(b) of the Securities Act. No underwriters were involved in the foregoing sales of securities.

    (d)  USE OF PROCEEDS FROM SALE OF REGISTERED SECURITIES

         On August 9, 2000, in connection with the Company's initial public offering, the Securities and Exchange Commission declared a Registration Statement on Form F-1 (No.333-41526) effective that registered 5,750,000 ordinary shares. The managing underwriters in the offering were Donaldson Lufkin Jenrette, Wit SoundView, Piper Jaffrey, and DLJdirect.

         On August 15, 2000, the Company sold 4,000,000 of such ordinary shares at an initial public offering price of $10.00 per share, generating gross offering proceeds of $40 million. After deducting $2.8 million in underwriting discounts and approximately $1.9 million in other related expenses, the net proceeds to the Company were approximately $35.3 million.

         The Company used a portion of the net proceeds to make a payment of $1,359,000 representing principal and accrued interest to the holder of a related party loan.

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

         None

ITEM 5.  OTHER INFORMATION

         None

ITEM 6.  EXHIBITS AND REPORTS OF FORM 8-K

    (a)  EXHIBIT INDEX

         3.1 Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

         3.3 Form of Articles of Association of Registrant (proposed to be adopted) (filed as Exhibit 3.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

         4.1 Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

         4.2 Investor Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

         27           Financial Data Schedule

    (b)  REPORTS ON FORM 8-K:

         No reports on Form 8-K were filed in the three-month period ended September 30, 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.
(Registrant)



/s/ Edward Durkin
-----------------

Edward Durkin
Chief Financial Officer

Dated:  November 9, 2000