Form 10-K
period 2000-12-31
RADVIEW SOFTWARE LTD
filed 2001-03-29
CIK 1114999

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

(Mark one)
        /X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

                                       OR

        / / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                        Telephone Number (781) 238-1111
              (Registrants telephone number, including area code)

          Securities registered pursuant to Section 12(b) of the Act:
                                      None

          Securities registered pursuant to Section 12(g) of the Act:
                      Ordinary Shares, NIS 0.01 par value
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting shares held by non-affiliates at February 15, 2001: $11,593,801 (excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company's Ordinary Shares). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of February 15, 2001 there were 16,366,572 shares of the Registrants Ordinary Shares outstanding.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

                       DOCUMENTS INCORPORATED BY REFERENCE

     The information required under Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrants definitive proxy statement relating to the annual meeting of shareholders which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

                                     PART I

Item 1. BUSINESS

Overview

     We provide innovative e-performance software solutions that enable companies to assure the performance of their business-critical web applications. Our award-winning software allows Internet-based companies and traditional enterprises to accelerate the deployment of their web applications and enables the successful implementation of their e-business strategies.

     We incorporated in Israel in 1991 and conducted our operations in Israel from 1993 until April 2000, when we relocated our corporate offices to the United States. We continue to maintain the core of our research and development operations in Israel. In August 2000, we completed our initial public offering of our ordinary shares, raising approximately $35.3 million after offering costs.

     In 1997, we introduced our first web-testing product, WebLoad, which was initially focused on assessing the scalability of web applications. Since then, we have enhanced the functionality of WebLoad to provide an integrated solution to assess the performance and accelerate the deployment of web applications. In February 2000, we introduced WebLoad Resource Manager, which is designed to facilitate the systematic verification of web application quality throughout the application development lifecycle and to accelerate the deployment of high performance web applications. Both WebLoad and WebLoad Resource Manager are based on Internet standards and offer an integrated solution to comprehensively assess the scalability, efficiency and reliability of web applications. Our software provides detailed performance analysis and allows companies to verify the performance of their web applications throughout the development lifecycle. As a result, companies can better identify and quickly address performance bottlenecks and other problems, and accelerate the successful deployment of their web applications. Our products and their key features are:

     o WebLoad: efficiently and accurately simulates the large number and many types of users, extreme fluctuations in traffic and complex usage patterns associated with the Internet.

     o WebLoad Resource Manager: facilitates the systematic verification of application quality throughout the application development life cycle, from design to development and deployment.

     We have over 1,000 customers worldwide, including Fortune 1000 companies such as Anheuser-Busch, American Express, Compaq, Dell Computer, EarthLink, eBay, Fidelity Investments, Hewlett-Packard, IBM, Lucent Technologies, NCR, Reynolds & Reynolds, Sun Microsystems, and Vanguard.

Industry Background

Growth and Evolution of e-Business

     The Internet has emerged as a global medium that enables millions of people worldwide to communicate and obtain information, and is fundamentally changing the way companies conduct business. Innovative Internet-based companies, whose success is tied exclusively to their online offerings, are introducing new business models and challenging established companies in many industries. At the same time, traditional enterprises have recognized the potential of e-business and are increasingly moving critical business processes and operations to the Internet. Companies are using the Internet to sell goods and services, interact with customers, suppliers and partners and communicate with employees, as well as to streamline complex business processes and improve productivity.

Importance of Web Application Performance

     Due to their increasing use of the Internet, companies have come to rely on the performance of their web applications. If a company's web applications perform poorly, or fail entirely, the resulting financial and business costs can be substantial, including lost revenues, customer defections, business interruptions and damage to its reputation. For example, if an e-commerce company's web applications fail to deliver high levels of service to its customers, the company may lose customers and revenue opportunities. Similarly, if a manufacturers web applications perform poorly, the manufacturer could experience bottlenecks in its supply chain and decreased production rates. In order to successfully compete in this emerging e-business environment, companies must rapidly deploy web applications and assure the performance of these applications.

The performance of web applications includes the following key elements:

     o Scalability: must scale to accommodate very large numbers of concurrent users and complex usage patterns;

     o Efficiency: must operate rapidly and efficiently without deteriorating response time or processing bottlenecks; and

     o Reliability: must consistently function as intended when deployed and integrated into a company's existing and evolving systems.

Characteristics of Web Applications

     Web applications have the following characteristics that present significant challenges to their successful development, deployment and ongoing operation:

     o Complexity. Web applications typically involve the integration of many hardware and software systems and technologies from multiple vendors often requiring close collaboration among a wide array of technology, media and graphic specialists;

     o Unpredictable Loads and Stresses. Web applications are available to a potentially large number of users and can be subject to large traffic spikes;

     o Nonstop Operation. Due to the business-critical nature of e-business initiatives, web applications must be available to users on a constant basis with minimal or no downtime for upgrades or modifications;

     o Rapidly Evolving Technologies. Web applications are typically developed using software that is continuously changing as new technologies and standards emerge;

     o Intense Time-to-Market Pressures. Companies are under intense competitive pressure to rapidly develop and deploy their web applications; and

     o Continuously Modified and Updated. Web applications are typically modified and updated on a continuous basis as companies add new content and functionality and incorporate new technologies and standards.

Our Market Opportunity

     As companies move their businesses to the web, they are placing greater reliance on their web applications and are increasingly exposed to the risks associated with web application failures. The Newport Group estimates that 52.0% of companies deploying web applications experience performance and scalability failures.

     To date, companies have typically used conventional testing software to separately and sequentially test the scalability, efficiency and reliability of web applications. In addition, such software is generally used just prior to deployment. Application errors identified late in the development cycle are often difficult to fix and result in extended development cycles, delayed deployment, higher costs and lost business opportunities.

     E-Business deployments dominate the information technology market. We believe the largest opportunities in the marketplace are with established corporations that follow formal information technology budgeting and planning procedures and that these companies will continue to invest in e-business systems. The majority of the investments will be focused on systems with an emphasis on return on investment within the following e-business segments: customer relationship management; business-to-business supply chain systems; and on-line retailers.

     We believe that the continued adoption of e-business and companies increasing reliance on web applications create a significant market opportunity for solutions that assure the scalability, efficiency and reliability of web applications and facilitate their rapid deployment. In our view, this opportunity is best addressed by solutions that:

     o  efficiently and accurately simulate Internet operating conditions;

     o  offer integrated and comprehensive performance assessment capabilities;

     o  allow performance assessment early in development process;

     o provide detailed performance analyses to assist companies in better identifying and quickly resolving performance bottlenecks and other problems; and

     o enable collaboration among all parties involved in the development and deployment of web applications.

Our Solution

     We are a leading provider of e-performance software that enables companies to assure the performance of business-critical web applications. We address the performance requirements of web applications throughout their lifecycle, from initial design through development, deployment and ongoing modifications and upgrades. In meeting these requirements, companies are able to mitigate the financial and business costs that can result from unsuccessful deployment and failures of their web applications. By assuring the rapid and successful deployment of our customers web applications, our software enables our customers to accelerate their e-business strategies and:

     o  increase revenues;

     o  attract and retain customers;

     o  improve operating efficiencies; and

     o  enhance their reputations.

Our Strategy

     Our objective is to be the leading provider of software solutions that enable companies to successfully implement their e-business strategies by assuring the performance of their business-critical web applications. Key elements of our strategy are:

Extend Product Leadership

     We believe that our software provides the most comprehensive verification of web applications, including scalability, efficiency and reliability, and is the first solution supporting Document Object Model-based verification, which enables quicker identification and resolution of application errors. In addition to the Document Object Model, or DOM, our award-winning software is based on Internet standards such as JavaScript and Extensible Markup Language, or XML, and has been recognized as an industry-leading solution that is used for benchmarking the performance of web applications by testing laboratories, trade media and independent software vendors. We intend to further extend our product leadership through focused internal development, strategic partnerships and potentially the acquisition of complementary technologies or businesses.

Emphasis on Enterprise Customers

     We currently sell our products across a broad range of industries and types of companies from large Fortune 1000 customers to smaller, technology companies. We believe the market opportunity for our solutions that has the greatest potential is within the enterprise segment. The role of system integrators and consultants in reaching these enterprise customers is significant. We intend to target enterprise customers through our direct sales force, channels and strategic relationships.

Develop and Expand Strategic Relationships

     We believe that strategic relationships with industry leaders enable us to accelerate our market penetration and visibility, and maintain our technology leadership. We collaborate with Bluestone, Compaq, Dell Computer, Exodus Performance Labs, and Sun Microsystems, as well as other Internet software providers. These relationships help to ensure that our software is optimized for use with their product offerings and promote market awareness of our products. We plan to continue to develop strategic technology and marketing relationships with leading providers of e-business software.

Capitalize on Outsourcing Trends

     Increasingly, many companies are outsourcing the development, testing and hosting of their web applications to third parties. We believe that web integration, testing and hosting service providers represent a significant market opportunity for our software. We have an agreement with Exodus Performance Labs, a subsidiary of Exodus Communications, a leading Internet hosting company, for use of our software to test the performance of its customers hosted web applications. We intend to pursue similar partnerships with other web integration, testing and hosting service providers.

Target Emerging Market Opportunities, Including Wireless Internet Access

     Our software is based on Internet standards and is adaptable to emerging Internet-based technologies. We plan to continue to rapidly develop and market new product features that we believe will expand our market opportunities. Our software supports the Wireless Access Protocol, or WAP, and can verify the performance of web applications accessed through wireless devices such as cellular telephones, personal digital assistants and pagers. As web applications become increasingly accessible by wireless devices, the number of users and the frequency of use of these applications will substantially increase. We believe the resulting increase in traffic volume will further drive demand for our software.

Leverage Our Installed Customer Base

     To date, we have licensed our software to over 1,000 companies worldwide, including Fortune 1000 companies, such as American Express, Dell Computer and Fidelity Investments, and leading Internet-based companies, such as EarthLink, eBay and Phone.com. As our customers pursue additional e-business strategies and increase the capabilities of their web applications to accommodate increasing numbers of users, we believe there is a significant opportunity to increase the use of our software within our installed customer base.

Expand Sales Operations

     We currently market and distribute our products primarily through a direct sales force, and to a lesser extent through indirect channels. We intend to continue to grow our direct sales force and develop additional indirect sales channels. To date we have primarily sold our software in the U.S. and Europe. We currently have offices in the U.S., the U.K., Germany and Israel and intend to open additional channels in Japan. We intend to increase our presence in the Far East through distribution agreements while increasing our visibility within the major consulting firms, system integrators, and managed hosted services.

Products

     Our current product line consists of:

     o WebLoad: software that assures the performance of web applications by efficiently simulating very large numbers of users, extreme fluctuations in traffic and the complex user demands placed on web applications within an e-business operating environment; and

     o WebLoad Resource Manager: enterprise software that promotes efficient use of resources, facilitates collaboration and enables increased productivity by allowing developers, quality assurance, or QA, and information technology staff to share the same testing technologies, methodologies and resources throughout the application development life cycle. This enables the systematic verification of web application quality at all stages and facilitates rapid deployment.

     Together, WebLoad and WebLoad Resource Manager provide a comprehensive solution that enables users to verify their applications scalability, efficiency and reliability at each point in the application development cycle. We believe WebLoad and WebLoad Resource Manager are the only products that combine all aspects of the web application performance verification process into a single solution. Our products are designed specifically for the Internet, and employ Internet-standard technologies such as JavaScript, Java, ActiveX, Hypertext Markup Language, or HTML, XML and the DOM. Using a standards-based approach makes our products easier to use and readily adaptable to new technology standards.

Key features of our software include:

     Comprehensive e-Performance Software. Our software provides an integrated solution to simultaneously verify the scalability, efficiency and reliability of web applications. In addition, our software can assure a web applications overall performance, the performance of an applications specific components and determine critical thresholds where performance starts to deteriorate.

     Designed for Web Applications. Our software is specifically designed for the complex Internet computing environment and is based on Internet standards, such as JavaScript, Java, ActiveX, HTML, XML, and the DOM. This enables efficient simulation of very large numbers of users, extreme fluctuations in traffic and complex user demands placed on web applications and allows our software to be readily adaptable to emerging Internet technologies.

     Detailed Performance Analysis. Our software automatically monitors 75 performance criteria and supports an unlimited number of additional user-defined criteria. Unlike existing solutions, companies using our products have the ability to verify the performance of web applications for each simulated user or transaction. By identifying the points in a users interaction where a web application fails, our comprehensive measurement and reporting mechanisms expedite the process of problem resolution.

     Verification Early in the Development Lifecycle. Our software assists companies in identifying and resolving issues with their web applications at every point in the development life cycle. Resolving issues as early as possible in the development life cycle can lower the cost of developing web applications and accelerate the deployment of scalable, high performance web applications.

     Facilitate Collaboration Throughout the Development Process. Our software allows designers, developers, quality assurance and information technology professionals to store and share test scripts, test results and templates, allowing previously isolated technical teams within a company to work on a coordinated and collaborative basis.

     Ease of Use. All of our performance assessments are generated using JavaScript, the computer language most commonly used by web application developers. This avoids the learning curve and costs associated with other products which utilize proprietary scripting languages.

     Efficient Use of Resources. We design our products to make efficient use of a company's available computer resources, thereby reducing the hardware requirements and investments needed to simulate heavy user traffic. In addition, our software allows users to share company resources on an as-needed basis.

WebLoad

     Using WebLoad, customers create scripts that simulate users interactions with web applications. These scripts are built in JavaScript, the web standard for application scripting. WebLoad includes recorders that enable customers to rapidly generate scripts by copying interactions between a web browser and a web application. WebLoad also enables more advanced users to create highly complex interactions using JavaScript and WebLoads script authoring tools.

     WebLoad can run multiple different scripts simultaneously, which reflect different user interactions with the underlying application. These differences may be task based (for example, a retail application might mix browsers with purchasers), or based on other user characteristics, such as their connection speed, the browser they are using, or their Secure Socket Layer, which is an encryption configuration.

     WebLoad executes scripts for multiple simulated users, or virtual clients, on load generation machines, such as existing servers, that are centrally managed by the customer. The customer can schedule these virtual clients independently to simulate fluctuating user traffic patterns. Alternatively, a customer can use WebLoads Cruise Control feature, which steadily increases the number of virtual clients interacting with an application until that application fails to perform based on one or more customer-defined performance criteria. Cruise Control allows our customers to readily and rapidly determine the maximum user load their application can support while maintaining specified performance criteria.

     WebLoad efficiently generates large numbers of virtual clients requiring significantly less computer memory than competing products with comparable functionality. This benefits companies by significantly reducing the cost of hardware required to simulate large numbers of users.

     While a performance session is running, WebLoad generates over 75 different pre-defined statistical measurements, which are displayed to the user in real time. Our customers can also add an unlimited number of user-defined measurements and timers, as well as monitor the performance profile of the components within a customers Internet architecture. WebLoad reports these data points on a per client and per transaction level, thus providing detailed information about the potential causes of any detected application failures during the simulation and allowing customers to rapidly and effectively address any performance issues. Customers can analyze this performance data and readily export it to industry-standard, third party formats, such as Microsoft Excel.

     WebLoad has received the following awards:

     o  1999 PC Week Analysts Choice Award;

     o  1999 Java Developers Journal Award; and

     o  2000 and 2001 Crossroads A-List Award.

WebLoad Resource Manager

     WebLoad Resource Manager addresses the needs of companies to systematically verify web application quality and standardize their web application performance solution across the application design, development, quality assurance and information technology functions. It allows companies to centrally-manage and share WebLoad resources, so that a web applications architecture, design, implementation and hardware environment can all be tested using the same technology at each step of the development life cycle. Verification performed earlier in the development process generally results in earlier problem detection, lower costs and more rapid application development. Companies using WebLoad Resource Manager can therefore capitalize on WebLoads comprehensive, integrated, standard-based approach to facilitate the rapid delivery of higher quality web applications.

Key features and benefits of WebLoad Resource Manager include:

     Coordinated Management of Resources. Customers who license WebLoad Resource Manager receive a fixed number of virtual clients, which may be distributed throughout the enterprise upon an as-needed basis. For example, a customer with a license for 10,000 virtual clients could allocate all 10,000 for use in one performance session, or alternatively, could conduct several concurrent performance sessions with any number of virtual clients, up to an aggregate of 10,000. WebLoad Resource Manager provides central administrative controls for managing access to virtual clients and load generating hardware on a per-user, per-group basis.

     Collaborative and Accelerated Development. By enabling the sharing of resources and verification technologies throughout the application development lifecycle, WebLoad Resource Manager enables developers, Quality Assurance, or QA, engineers and Information Technology, or IT, staff to use a common solution across the entire project. Using the same technology in all phases of application development and deployment enables easy communication across these functions. For example, WebLoad Resource Manager permits a QA engineer to save a test script that identified a problem in the web application, and allows a developer to share that test script in order to reproduce, diagnose and fix the problem. Similarly, by using WebLoad Resource Manager early in the development phase, developers can share their test scripts with QA engineers, increasing the shared understanding of what verification work has already been performed and allowing the QA function to scale these tests further.

     WebLoad Workstations. The WebLoad Workstation is a full feature version of WebLoad specifically designed to integrate with WebLoad Resource Manager. The WebLoad Workstation can be used independently, in order to record, edit and test user simulations with up to twenty virtual clients. The WebLoad Workstation can also be connected to WebLoad Resource Manager over a company's network, in order to perform full-scale testing and to share test scripts.

Customers

     To date, we have licensed our software to over 1,000 customers worldwide. Our customers include Fortune 1000 companies and Internet-based companies across a broad range of industries, including financial services, technology, retail, manufacturing, telecommunication, health care and education.

Sales and Marketing

     Sales. We sell our products principally through a direct sales force. Our direct sales force consists of sales personnel and sales engineers located at our headquarters in Burlington, Massachusetts, as well as our offices throughout the United States, Israel, Germany and the United Kingdom. In addition, we have indirect channel partners, principally consisting of web system integrators and web hosting companies, and international distributors in Europe, Israel and Asia. We intend to expand our direct sales force and our pre-sales engineering personnel in Europe and add personnel to assist us in broadening our indirect distribution channels worldwide.

     Marketing. We engage in a variety of product marketing activities and provide product information through our website. We offer a free trial of our WebLoad software that can be downloaded from our website. Our marketing programs are aimed at informing customers of the benefits of our software, increasing the market awareness of our products and generating demand across all market segments. Our marketing strategy includes focused lead generation activities, participating in trade shows and conferences, web seminars, promoting special events and cultivating relationships with key technology analysts about the competencies and benefits of our solution.

Customer Support

     We offer a range of support and training services to our customers. We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, which in turn, is essential to customer satisfaction and continued license sales and revenue growth. We provide telephone and e-mail technical support from our corporate office in Burlington, Massachusetts and from our development center in Israel. We track support requests through a series of customer databases, including current status reports and historical customer interaction logs. We use customer feedback as a source of ideas for product improvements and enhancements. We also provide training and consulting to assist our customers in the development and deployment of e-business applications using our products.

Research and Development

     Our research and development efforts are focused on enhancing our core technology and developing additional functionality and capabilities for our WebLoad and WebLoad Resource Manager products. We conduct our research and development principally from our facility in Israel, augmented by our development group in the U.S. Our software development approach consists of a methodology that provides guidelines for planning, controlling and implementing projects. This approach uses a cross-functional, team-based development and release process. Our development group works closely with our sales and marketing groups, who provide customer and market requirements, and senior management that provides strategic input, to assist in defining product direction and to ensure that the right products are brought to market successfully. Members of our research and development group have extensive experience working with web technologies and software testing solutions. We believe that our future performance will depend in large part on our ability to enhance our current product line, develop new products and maintain our leadership role in providing innovative solutions for verifying the performance and scalability of web applications. As a result, we intend to continue to make significant investments in our research and development initiatives.

Product Technology and Architecture

     Our technologies are built on an open, portable architecture, based on industry standard technologies. Our products may be deployed on Windows 98, Windows NT, Windows 2000 or Sun Solaris operating systems and we intend to make them available on Linux in the near future. Our products incorporate the web standard scripting language, JavaScript, enabling our customers to easily develop, deploy and manipulate the scripts required to assess the performance of their web applications. We have also extended JavaScript to enable integration of Java,

ActiveX and XML and work with other standard web technologies, such as SSL encryption schemes. Integration with these standard technologies helps ensure our products are available for use regardless of the customers operating environment.

     Use of JavaScript as a core technology enables our products to perform extensive functional verification capabilities without the need for a browser graphical user interface, or GUI. JavaScript exposes to users the DOM. Our DOM extensions readily make XML available to the script developer in a familiar paradigm making it easier to extend a web application to include XML interactions. Our efficient browser emulator minimizes the use of computer memory, thereby enabling companies to simulate a larger number of virtual clients in order to place considerable load, or stress, on the underlying application infrastructure.

     We have developed an application architecture that scales to any arbitrary test size, delivering consistent throughput for any arbitrary load size, independent of the number of machines used to generate the load. We employ a 32-bit, multi-threaded and multi-process implementation, which dynamically adjusts and allocates new processes as the load requirements are raised. This ensures that load generators are optimized for the test and the load demanded of them, as well as readily taking advantage of multi-processor machines to increase performance.

Competition

     The web application performance and testing solutions market is intensely competitive, subject to rapid change and is significantly affected by new product introductions and other activities of market participants. Our primary competitors are companies who mainly offer application-testing software, such as Mercury Interactive. In addition, we compete against companies that provide a broader spectrum of development tools that include some verification functionality, such as Rational Software.

     We expect that competition will intensify in the future and that additional competitors will enter the market with competing products as the size and visibility of the market opportunity increases. Increased competition is likely to result in pricing pressures, reduced margins and may result in the failure of our products to achieve or maintain market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Some of our competitors have longer operating histories, better brand recognition, a larger installed base of customers and substantially greater financial, technical, marketing and other resources than we do. In addition, we anticipate that there will be continuing consolidation in the web application products market and related markets such as computer software, media and communications. Consequently, our competitors may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through bundling or other means. If competitors were to bundle competing products with their products, the demand for our products might be substantially reduced and our ability to distribute our products successfully would be substantially diminished.

     We believe the principal competitive factors affecting our market include:

     o the ability to accurately emulate the Internet, including efficient simulation of very large numbers of users, extreme fluctuations in traffic and complex user demands placed on web applications;

     o breadth and depth of features for detecting and resolving software errors early in the development cycle;

     o  ease of use and interactive user features;

     o  price and total cost of use, including hardware requirements;

     o ability to stay technically current and compatible with rapidly emerging and changing web technologies and standards; and

     o compatibility with the users existing network components and software systems.

     To expand our customer base, we must continue to innovate and improve the performance of our products. Although we believe that our solution competes favorably with respect to these factors, our market is relatively new and is developing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, technical and other resources.

Proprietary Rights

     Our success and ability to compete depend upon our proprietary technology. In addition, we rely on copyright, trade secret and trademark law to protect our proprietary information. We also typically enter into an agreement with each of our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without our authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology or duplicate our products or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We expect that it will become more difficult for us to monitor the use of our products if we increase our international presence.

     There has been substantial litigation in the software and Internet industries regarding intellectual property rights. It is possible that, in the future, third parties can claim that we, or our current or potential future products, infringe on their intellectual property. We expect that software product developers will increasingly be subject to infringement claims as the number of products and competitors in our industry segment grows and the functionality of products in industry segments overlaps. Any claims, with or without merit, could be time-consuming, result in costly litigation, cause product licensing delays or require us to license or pay royalties for certain products in order to continue to sell our products. Licensing or royalty agreements, if required, may not be available on terms acceptable to us or at all. As a result, our business could be harmed.

Employees

     As of December 31, 2000 we had 151 employees worldwide, of whom 51 were employed in research and development, 61 in sales and marketing, 25 in management and administration and 14 in technical support. Of our employees, 86 are based in the United States, 58 are based in Israel and 7 are based in Europe. None of our employees is represented by a labor union and we consider our relations with employees to be good.

     Although our Israeli employees are not party to any collective bargaining agreement, all of our Israeli employees are subject to Israeli labor laws and certain provisions of collective bargaining agreements among the Government of Israel, the General Federation of Labor in Israel and Coordinating Bureau of Economic Organizations. These provisions and laws principally concern the length of the workday, minimum daily wages for workers, procedures for dismissing employees, determination of severance pay and other conditions of employment.

Item 2. PROPERTIES

     We do not own any real property. We lease an 11,228 square foot facility in Burlington, Massachusetts for our corporate headquarters under a lease that expires in 2005. In addition, we lease approximately 10,136 square feet in Tel Aviv, Israel for our principal research and development and international sales operations under a lease that expires on December 2001 and is renewable for another four years. We also lease space for our sales operations in California, London, and Germany. We believe that suitable additional space will be available to us, when needed, on commercially reasonable terms.

Item 3. LEGAL PROCEEDINGS

     To our knowledge we are not involved in any legal proceedings that are material to our business or financial condition.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On November 15, 2000, we held an Extraordinary General Meeting of Shareholders, pursuant to Chapter 1 of Part 6 of the Israeli Companies Law, 1999, to confirm Robert Steinkrauss and Christopher M. Stone as external directors of the Company under the Israeli Companies Law. In connection with our initial public offering, the Board of Directors by unanimous vote, appointed Messrs. Robert Steinkrauss and Christopher M. Stone to serve as directors. Under the Israeli Companies Law, the shareholders were required to confirm the appointment of Messrs. Steinkrauss and Stone to serve as external directors.

     Shareholders cast 11,035,421 votes at the Extraordinary General Meeting, of which, 11,022,141 votes were cast to ratify Mr. Stone and 11,030,891 votes were cast to ratify Mr. Steinkrauss as independent directors pursuant to Israeli law. There were no abstentions and broker non-votes were not counted in the totals.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Ordinary Shares

     We began trading after our initial public offering on August 10, 2000 at a price of $9.00 per share. Since that date, our Ordinary Shares have traded on the Nasdaq National Market under the symbol RDVW. The high and low sales prices for our Ordinary Shares for the quarterly periods from August 10, 2000 through March 23, 2001 were as follows:

                                                         Low            High
     Fiscal 2000                                     Sales Price     Sales Price
     -----------                                     -----------     -----------
Period from August 10, 2000 to September 30, 2000...    $ 6.25         $ 9.06
Quarter ended December 31, 2000.....................    $ 2.13         $ 7.00
Period from January 1, 2001 to March 23, 2001.......    $ 0.72         $ 2.63

Holders of Record

     As of February 15, 2001 there were 39 holders of record of our Ordinary Shares and approximately 1,700 beneficial owners of our Ordinary Shares.

Dividends

     We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

     None.

Use of Proceeds from Sale of Registered Securities

     On August 9, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared a Registration Statement on Form F-1 (No.333-41526) effective that registered 5,750,000 ordinary shares. The managing underwriters in the offering were Donaldson Lufkin Jenrette, Wit SoundView, Piper Jaffrey, and DLJdirect.

     On August 15, 2000, we sold 4,000,000 of such ordinary shares at an initial public offering price of $10.00 per share, generating gross offering proceeds of $40 million. After deducting $2.8 million in underwriting discounts and approximately $1.9 million in other related expenses, our net proceeds were approximately $35.3 million.

     We used a portion of the net proceeds to make a payment of $1,359,000 representing principal and accrued interest to the holder of a related party loan.

     We expect to use the remaining net proceeds primarily for working capital and general corporate purposes, including increased research and development expenditures, increased sales and marketing expenditures, and capital expenditures made in the ordinary course of business and the repayment of outstanding long-term loans. In addition, we may use a portion of the net proceeds to fund acquisitions or investments in complementary businesses, technologies or products. Pending such uses, we will invest the net proceeds in short-term, investment grade, interest bearing securities.

Item 6. SELECTED FINANCIAL DATA

     The following is our historical selected consolidated financial data and is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein. The selected consolidated financial data set forth below as of December 31, 1999 and 2000 and for each of the years ended December 31, 1998, 1999, and 2000 are derived from our audited financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1996, 1997, and 1998 and for the years ended December 31, 1996, and 1997 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with Managements Discussion and Analysis of Financial Condition and Results of Operations appearing elsewhere in this Annual Report on Form 10-K.

                                                                       Year Ended December 31,
                                                     ----------------------------------------------------------
                                                        1996        1997        1998        1999        2000
                                                     ----------  ----------  ----------  ----------  ----------
                                                                           (In thousands)
Consolidated Statements of Operations Data:
Revenues:
   Software licenses...........................       $     54    $     246   $     914   $   4,701   $   8,994
   Services....................................              8            8          52         409       1,796
                                                      --------    ---------   ---------   ---------   ---------
      Total revenues...........................             62          254         966       5,110      10,790
Cost of revenues:
   Software licenses...........................             10           17          59         340         572
   Services....................................              1            3          22          67         478
                                                      --------    ---------   ---------   ---------   ---------
      Total cost of revenues...................             11           20          81         407       1,050
                                                      --------    ---------   ---------   ---------   ---------
Gross profit...................................             51          234         885       4,703       9,740
                                                      --------    ---------   ---------   ---------   ---------
Operating expenses:
   Sales and marketing.........................            386          800       1,425       3,973      11,599
   Research and development....................          1,559        1,481       1,408       1,705       5,223
   General and administrative..................            410          639         483       1,192       3,068
   Stock-based compensation....................             --          191         149         234       1,418
                                                      --------    ---------   ---------   ---------   ---------
        Total operating expenses                         2,355        3,111       3,465       7,104      21,308
                                                      --------    ---------   ---------   ---------   ---------
Loss from operations...........................         (2,304)      (2,877)     (2,580)     (2,401)    (11,568)
                                                      --------    ---------   ---------   ---------   ---------
Other income (expense):
   Interest income (expense), net..............           (188)        (319)       (202)       (305)        565
   Other income (expense), net.................             (2)         191          67         (35)         18
                                                      --------    ---------   ---------   ---------   ---------
Net loss.......................................         (2,494)      (3,005)     (2,715)     (2,741)    (10,985)
                                                      --------    ---------   ---------   ---------   ---------
Dividend to certain preferred shareholders.....             --           --          --          --       2,585
                                                      --------    ---------   ---------   ---------   ---------
Net loss attributable to ordinary
  shareholders.................................       $ (2,494)   $  (3,005)  $  (2,715)  $  (2,741)  $ (13,570)
                                                      ========    =========   =========   =========   =========
Basic and diluted net loss per share
attributable to ordinary shareholders..........       $  (1.48)   $   (1.28)  $   (1.04)  $   (0.80)  $   (1.51)
                                                      ========    =========   =========   =========   =========

Weighted average number of ordinary
shares used in computing basic and
diluted net loss per share
attributable to ordinary shareholders..........          1,686        2,356       2,599       3,414       8,968

Pro forma basic and diluted net loss
per share (1)..................................                                           $   (0.35)  $   (1.00)
                                                                                          =========   =========
Weighted average number of ordinary
shares used in computing pro forma basic
and diluted net loss per share (1).............                                               7,784      13,621
                                                                                          =========   =========

----------
(1) Computed on the basis described in Note 3 to our Consolidated Financial Statements.

                                                                         As of December 31,
                                                     ----------------------------------------------------------
                                                        1996        1997        1998        1999        2000
                                                     ----------  ----------  ----------  ----------  ----------
                                                                           (In thousands)
Consolidated Balance Sheet Data:
   Cash, cash equivalents and short-term
     investments...............................       $     6      $    49      $ 1,442     $ 8,165    $ 33,469
   Working capital (deficit)...................        (1,867)      (3,787)         484       7,002      26,591
   Total assets................................           488          680        2,384      10,850      39,713
   Long-term debt, less current portion........            34           63        3,198       3,562          --
   Related party loan, less current portion....         1,551        1,532        1,351       1,332          --
   Total shareholders equity (deficit).........        (3,152)      (5,024)      (3,726)      2,851      29,004


ITEM 7. MANAGEMENTS DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion should be read in conjunction with the Consolidated Financial Statements and related Notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Annual Report on Form 10-K. See "Special Note Regarding Forward-Looking Statements."

Overview

     RadView Software Ltd. develops, markets and supports software that enables companies to assure the scalability, efficiency and reliability of web applications. In 1997, we introduced our first web-testing product, WebLoad, which was initially focused on assessing the scalability of web applications. Since then, we have enhanced the functionality of WebLoad to provide an integrated solution to assess the performance and accelerate the deployment of web applications. In February 2000, we introduced WebLoad Resource Manager, which is designed to facilitate the systematic verification of web application quality throughout the application development lifecycle and to accelerate the deployment of high performance web applications.

     Our revenues were $966,000, $5.1 million and $10.8 million for the years ended December 31, 1998, 1999 and 2000, respectively. Our revenues are primarily derived from the license of our WebLoad and WebLoad Resource Manager software products and, to a lesser extent, from related services including customer support, maintenance and training.

     We recognize software license revenues upon delivery of our software to customers, provided persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable. We allocate our software license revenues under arrangements where we sell software and services together under one contract to each element based on our relative fair values, with these fair values being determined using the price charged when that element is sold separately. If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, we defer the fair value of the undelivered elements and recognize the remaining value for the delivered elements.

     We generally recognize software license revenues from resellers or distributors at time of shipment, provided that all other revenue recognition criteria set forth in governing statements of position on software revenue recognition have been met. We recognize services revenues from software maintenance agreements ratably over the term of the maintenance period, typically one year. We recognize services revenues from training as the services are performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily represents deferred maintenance revenue.

     We license our software primarily through a direct sales force and, to a lesser extent, through indirect channels. To date, we have licensed our software to customers in North America, Europe, and the Middle East. Revenues derived from North America accounted for 94.2%, 86.8% and 82.7% of total revenues for the years ended December 31, 1998, 1999 and 2000, respectively. While we expect to continue to derive the majority of our revenues from North America, we intend to derive an increasing percentage of our revenues from Europe and the Pacific Rim. Substantially all of our sales are denominated in U.S. dollars.

     Our net loss was $2.7 million, $2.7 million and $11.0 million for the years ended December 31, 1998, 1999 and 2000, respectively. These net losses resulted primarily from the significant costs incurred in the development of our software and in the expansion of our operations. We expect to continue our investment in operating expenses as we grow, resulting in additional net losses for the foreseeable future.

Results of Operations

     The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

                                                         For the Year Ended December 31,
                                                        ----------------------------------
                                                           1998        1999        2000
                                                        ----------  ----------  ----------
Revenues:
   Software licenses..........................             94.6%       92.0%       83.4%
   Services...................................              5.4%        8.0%       16.6%
                                                        -------     -------     -------
      Total revenues..........................            100.0%      100.0%      100.0%

Cost of Revenues:
   Software licenses..........................              6.1%        6.7%        5.3%
   Services...................................              2.3%        1.3%        4.4%
                                                        -------     -------     -------
      Total cost of revenues..................              8.4%        8.0%        9.7%
                                                        -------     -------     -------
      Gross profit............................             91.6%       92.0%       90.3%
                                                        -------     -------     -------
Operating Expenses:
   Sales and marketing........................            147.5%       77.7%      107.5%
   Research and development...................            145.8%       33.4%       48.4%
   General and administrative.................             50.0%       23.3%       28.4%
   Stock-based compensation...................             15.4%        4.6%       13.2%
                                                        -------     -------     -------
      Total operating expenses................            358.7%      139.0%      197.5%
                                                        -------     -------     -------
      Operating loss..........................           (267.1%)     (47.0%)    (107.2%)
                                                        -------     -------     -------
   Interest income (expense), net.............            (20.9%)      (6.0%)       5.2%
   Other income (expense).....................              6.9%       (0.7%)       0.2%
                                                        -------     -------     -------
     Net loss.................................           (281.1%)     (53.7%)    (101.8%)
                                                        =======     =======     =======

Years Ended December 31, 1999 and 2000

Revenues

     Total Revenues. Total revenues increased 111.8%, from $5.1 million in 1999 to $ 10.8 million in 2000.

     Software Licenses. Software license revenues increased 91.3%, from $4.7 million in 1999 to $9.0 million in 2000. The increase was due to the expansion of our sales force in 2000, the increased market acceptance of WebLoad, and the introduction of our WebLoad Resource Manager product in February 2000, which represented 34.3% of total software license revenues in 2000.

     Services. Services revenues increased from $409,000 in 1999 to $1.8 million in 2000. The increase was due to higher maintenance and training revenues resulting from an increase in our customer base.

Cost of Revenues

     Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses increased from $340,000 or 7.2% of software license revenue, in 1999 to $572,000 or 6.4% of software license revenue, in 2000. The dollar increase was primarily due to an increase in product-related costs associated with licensing of our software. The percentage decrease was due to economies of scale associated with our larger customer base.

     Services. Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services increased from $67,000 or 16.4% of service revenue, in 1999 to $478,000 or 26.6% of service revenue, in 2000. The increase was due to increased personnel costs to provide support and maintenance services.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing communication costs such as advertising and product promotion. Sales and marketing expenses increased from $4.0 million, or 77.7% of total revenues, in 1999 to $11.6 million, or 107.5% of total revenues, in 2000. The increase was due to the expansion of our sales force, higher commission expenses associated with higher sales, additional hiring of marketing personnel, increased advertising spending, and higher occupancy and travel costs.

     Research and Development. Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products. Research and development expenses increased from $1.7 million, or 33.4% of total revenues, in 1999 to $5.2 million, or 48.4% of total revenues, in 2000. The increase was due to an increase in the number of software engineering personnel and related spending associated with the establishment of a software development organization at our headquarters in Massachusetts during late 1999 and early 2000.

     General and Administrative. General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses and costs. General and administrative expenses increased from $1.2 million or 23.3% or total revenues, in 1999 to $3.1 million, or 28.4% of total revenues, in 2000. The increase was due to increases in the number of finance and administrative personnel to accommodate our growing U.S. operations.

     Stock-based Compensation. Stock-based compensation expenses increased from $234,000 or 4.6% of total revenues, in 1999 to $1.4 million or 13.2% of total revenues, in 2000. For grants to employees, these non-cash expenses represent the difference between the exercise price and the estimated fair value of the ordinary shares on the date that related options are granted. For grants to non-employees, these non-cash expenses represent the value of a particular grant as determined by the Black-Scholes valuation model. Deferred compensation on the unvested options is included as a component of shareholders equity and amortized to stock-based compensation expense over the vesting period of the underlying options. Deferred stock-based compensation totaled $5.7 million at December 31, 2000, and will result in additional charges to operations through May 2004.

     Interest Income (Expense), Net. Interest income (expense), net consists principally of interest expense incurred in connection with long-term debt, offset by interest earned on cash investments. Interest income (expense), net changed from ($305,000) in 1999 to $565,000 in 2000. Interest income increased due to higher interest earnings resulting from the investment of proceeds from the Series B preferred share financing in December 1999 and the initial public offering completed in August 2000. Interest expense decreased due to the payment of related party loans in September 2000.

     Other Income (Expense), Net. Other income (expense), net consists principally of currency translation gains and losses. Other income (expense), net decreased from ($35,000) in 1999 to $18,000 in 2000. The changes were due to exchange rate fluctuations.

     Income Taxes. We have estimated net operating loss carry forwards for Israel tax purposes totaling approximately $9.0 million at December 31, 2000 to reduce future Israeli income taxes, if any. These net-operating losses may be carried forward indefinitely and offset against future taxable income. We expect that during the period in which these tax losses are utilized our income would be substantially tax-exempt. Therefore, our income tax rate during the tax-exempt period will be zero and there will be no tax benefit available from these losses and no deferred income taxes have been included in our financial statements.

     Our U.S. subsidiary's tax losses through December 31, 2000 amounted to approximately $7.9 million. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2020. We have recorded a full valuation allowance against our deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Years Ended December 31, 1998 and 1999

Revenues

     Total Revenues. Total revenues increased 428.0%, from $966,000 in 1998 to $5.1 million in 1999.

     Software Licenses. Software license revenues increased 414.2%, from $914,000 in 1998 to $4.7 million in 1999. The increase was due to increased market acceptance of WebLoad.

     Services. Services revenues increased 686.5% from $52,000 in 1998 to $409,000 in 1999. The increase was due to higher maintenance and training revenues resulting from an increase in our customer base.

Cost of Revenues

     Software Licenses. Cost of software licenses increased from $59,000, or 6.5% of software license revenue, in 1998 to $340,000 or 7.2% of software license revenue, in 1999. The increase was due to product-related costs associated with increased licensing of our software.

     Services. Cost of services increased from $22,000 or 42.3% of service revenue, in 1998 to $67,000 or 16.4% of service revenue, in 1999. The dollar increase was primarily due to an increase in professional service and support personnel needed to meet the requirements of a growing customer base. The percentage decrease was due to economies of scale associated with our larger customer base.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses increased from $1.4 million, or 147.5% of total revenues, in 1998 to $4.0 million, or 77.7% of total revenues, in 1999. The increase was due to the expansion of our sales force, higher commission expenses associated with higher sales, additional hiring of marketing personnel, and higher occupancy and travel costs.

     Research and Development. Research and development expenses increased from $1.4 million, or 145.8% of total revenues, in 1998 to $1.7 million, or 33.4% of total revenues, in 1999. The increase was due to an increase in the number of software engineering personnel.

     General and Administrative. General and administrative expenses increased from $483,000 or 50% or total revenues, in 1998 to $1.2 million, or 23.3% of total revenues, in 1999. The increase was due to increases in the number of finance and administrative personnel to accommodate our growing U.S. operations.

     Stock-based Compensation. Stock-based compensation expenses increased from $149,000 or 15.4% of total revenues, in 1998 to $234,000 or 4.6% of total revenues, in 1999.

     Interest Income (Expense), Net. Interest income (expense), net consists principally of interest expense incurred in connection with long-term debt, offset by interest earned on cash investments. Interest income (expense), net increased from ($202,000) in 1998 to ($305,000) in 1999. Interest expense increased due to higher outstanding borrowings of long-term debt.

     Other Income (Expense), Net. Other income (expense), net consists principally of currency translation gains and losses. Other income (expense), net decreased from $67,000 in 1998 to ($35,000) in 1999. The change was due to exchange rate fluctuations.

Liquidity and Capital Resources

     Since inception, we have financed our operations primarily through the sale of equity securities, demand and term debt borrowings and the sale of our products and services. As of December 31, 2000, we have raised approximately $52.0 million, net of offering costs, from the issuance of ordinary and preferred shares, including the net proceeds from the initial public offering.

     On August 14, 2000, we completed our initial public offering of 4,000,000 ordinary shares at $10.00 per share, we received $35.3 million from this offering, net of underwriting discounts and commissions and offering costs.

     As of December 31, 2000, cash and cash equivalents totaled $33.5 million.

     We have term loans with Bank Hapoalim B.M., an Israeli bank, with an aggregate principal balance of $3.8 million as of December 31, 2000, of which $600,000 of principal matures in March 2001 and $3.1 million matures in June 2001. These loans bear interest at LIBOR plus 1.5%. We expect to repay these loans in the first quarter of 2001.

     We also had a loan totaling $1.3 million from Rad Data Communications Ltd., a related party. In September 2000, we repaid this loan plus accrued interest using proceeds from the initial public offering, as required under the loan agreement.

     Cash used in operating activities was $2.4 million, $1.5 million and $6.3 million in 1998, 1999 and 2000, respectively. Cash used in 1998 was due to a net loss of $2.7 million and a $150,000 increase in accounts receivable and a $20,000 decrease in accounts payable and accrued liabilities, offset in part by $150,000 of depreciation, $149,000 of amortization of deferred compensation, and a $75,000 increase in deferred revenue. Cash used in 1999 was due to a net loss of $2.7 million and a $1.1 million increase in accounts receivable, offset in part by depreciation, other non-cash charges, a $1.2 million increase in accounts payable and accrued liabilities and a $401,000 increase in deferred revenue. Cash used in 2000 was due to a net loss of $11.0 million and a $1.2 million increase in accounts receivable, offset in part by $668,000 of depreciation, $1.4 million of amortization of deferred compensation, a $2.7 million increase in accounts payable and accrued liabilities and a $1.0 million increase in deferred revenue.

     Cash used in investing activities was $446,000, $884,000, and $2.1 million in 1998, 1999 and 2000, respectively. Cash used in investing activities in 1998 was primarily for purchases of $316,000 in short-term investments and $130,000 in property and equipment. Cash used in investing activities in 1999 was primarily for purchases of $197,000 in short-term investments, $587,000 in property and equipment and a $100,000 increase in other assets. Cash used in investing activities in 2000 was primarily for purchases of $2.4 million in property and equipment and a $241,000 increase in other assets, offset by $513,000 in proceeds from the sale of short-term investments.

     Cash provided by financing activities was $4.0 million, $8.9 million and $34.2 million in 1998, 1999 and 2000, respectively. Cash provided by financing activities in 1998 consisted principally of $3.8 million in net proceeds from the issuance of preferred shares. Cash provided by financing activities in 1999 consisted principally of $8.9 million in net proceeds from the issuance of preferred stock. Cash provided by financing activities in 2000 consisted principally of $35.3 million in net proceeds from the initial public offering, $406,000 from the issuance of ordinary and preferred shares prior to the completion of the initial public offering, offset by $1.4 million for the repayment of principal on the related party loans.

     We expect our operating expenses to continue to increase, particularly sales and marketing and research and development expenses, for the foreseeable future as we execute our business plan. As a result, these operating expenses, as well as planned capital expenditures and repayment of existing term debt, are expected to constitute a material use of our cash resources. In addition, we may utilize our cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

     We believe that our existing cash and short-term investments will be sufficient to meet our anticipated needs for working capital, term debt retirement and capital expenditures for at least the next 12 months. We may find it necessary to obtain additional equity or debt financing if we were to acquire new technology or businesses. In the event additional financing is required, we may not be able to complete financing on acceptable terms or at all.

Impact of Inflation and Currency Fluctuations

     We receive a large portion of our revenues and incur a large portion of our expenses in U.S. dollars. In 2000, approximately 82.7% and 69.0% of our revenues and expenses, respectively, were denominated in U.S. dollars. A portion of our expenses, mainly salary and personnel costs related to our employees in Israel, is incurred in New Israeli Shekels (NIS). The salaries of our Israel-based employees are partially linked to inflation in Israel. As a result, the U.S. dollar cost of our Israeli operations is influenced by inflation in Israel, but may be offset by a devaluation of the NIS in relation to the U.S. dollar. Any increase in the rate of inflation in Israel may have a negative effect on our operating results, unless such inflation is offset by a devaluation of the NIS in relation to the U.S. dollar. In addition to our operations in Israel, we intend to expand our operations internationally. Accordingly, we expect to incur additional expenses in non-U.S. dollar currencies. Amounts denominated in currencies other than the U.S. dollar or NIS were not material.

     Exchange rates between the NIS and the dollar fluctuate continuously, and therefore exchange rate fluctuations and especially larger periodic devaluations will have an impact on our operating results and period-to-period comparisons of its results. The effects of foreign currency translations are reported in our financial statements in current operating results.

     We believe that neither inflation in Israel, nor exchange rate fluctuations between the NIS and the U.S. dollar, historically has had a material effect on our operations.

Government Grants

     The Government of Israel, through the Office of the Chief Scientist, encourages research and development projects that result in products for export. We received grants of approximately $605,000 from the Office of the Chief Scientist through December 31, 1996, which were used to fund a predecessor product. Since December 31, 1996, we have neither applied for nor received any additional grants from the Office of the Chief Scientist. Pursuant to the terms of these grants, we our obligated to pay royalties of 3.0% to 5.0% of revenues derived from sales of products funded with these grants, up to 100.0% to 150.0% of certain grant amounts received. The terms of the grant also require that the know-how from the research and development that is used to produce the product may not be transferred to third parties without the approval of the research committee. As of December 31, 2000 our maximum potential royalty obligation to the Office of the Chief Scientist in respect of grants received is approximately $670,000, of which $614,000 has been accrued and $56,000 has been paid.

Effective Corporate Tax Rate

     Israeli companies are generally subject to tax at the rate of 36.0% of taxable income. However, we have derived, and expect to continue to derive, a substantial portion of our income under our Approved Enterprise capital investment program. Subject to compliance with applicable requirements, this income will be tax exempt for a period of two years and will be subject to a reduced corporate tax rate of 25.0% in the following five years. If we do not comply with the applicable requirements, the tax benefits may be canceled. We believe that we comply with these conditions. If we operate under more than one approval, or if our capital investments are only partially approved, our effective tax rate will be a weighted combination of the various applicable tax rates. We may not be able to obtain approval for additional Approved Enterprise programs. Since we have incurred tax losses through December 31, 2000, we have not yet used the tax benefits for which we our eligible.

Market Risk

     We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. We currently pay interest on our loan facilities based on the London interbank offered rate and the Israeli Consumer Price Index, or the Israeli CPI. As a result, changes in the general level of interest rates or the Israeli CPI directly affect the amount of money payable by us under these facilities. However, we do not expect our exposure to market risk from changes in interest rates or the Israeli CPI to be material because: (i) our outstanding debt under these facilities has never exceeded $5.5 million, (ii) the debt matures within 12 months, and (iii) the rate of exchange between the U.S. dollar and the New Israeli Shekel has remained relatively stable.

Recently Issued Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, we have not engaged in derivative and hedging activities, and accordingly we do not believe that the adoption of the SFAS No. 133 will have a material impact on our financial reporting and related disclosures. We will adopt SFAS No. 133 as required by SFAS No. 137, Deferral of the Effective Date of FASB Statement No. 133, in fiscal year 2001.

Special Note Regarding Forward-Looking Statements

     This report on Form 10-K contains forward-looking statements within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that involve risks and uncertainties. Discussions containing forward-looking statements may be found in the material set forth under Managements Discussion and Analysis of Financial Condition and Results of Operations as well as in this report generally. We generally use words such as "believe," "may," "could," "will," "intend," "estimate," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including the risks described in this report. Although we believe the expectations reflected in the forward-looking statements are reasonable, they relate only to events as of the date on which the statements are made, and we cannot assure you that our future results, levels of activity, performance or achievements will meet these expectation. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in its expectations, except as required by law.

                                  RISK FACTORS

     A number of uncertainties exist that could affect our operating results, including, without limitation, the following:

Risks Related to Our Operations

Our limited operating history makes it difficult to evaluate our business prospects.

     We are still in the early stages of our development. Therefore, evaluating our business operations and our prospects is difficult. We incorporated in Israel in 1991, commenced operations in 1993 and released our first product in 1994. In 1997, we introduced WebLoad, which was initially focused on assessing the scalability of web applications. We began generating revenues from licensing our WebLoad product in 1997. Since our inception, we have devoted our efforts primarily to the development of technology, recruiting management and technical staff, acquiring operating assets and raising capital. We have marketed our products for a relatively short time and the revenue and income potential of our business and markets are unproven. As a result, you may find it difficult to assess our prospects for future success.

We have had operating losses since our inception and expect to incur losses for the foreseeable future.

     We incurred net losses of approximately $2.7 million in 1998, $2.7 million in 1999 and $11.0 million in 2000. As of December 31, 2000, we had an accumulated deficit of approximately $24.0 million. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We expect to incur losses for the foreseeable future and cannot be certain if or when we will achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our quarterly operating results may fluctuate, and if we fail to meet the expectations of securities analysts or our investors, our share price may decrease significantly and you could lose part or all of your investment.

     Our quarterly revenues and operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. The factors that may cause fluctuations of our operating results include the following:

     o  the size, timing and terms of sales of our products and services;

     o unexpected delays we may encounter in introducing new versions of WebLoad and WebLoad Resource Manager and new products and services;

     o our ability to successfully retain and expand our direct sales force and international sales organization;

     o  our ability to establish and maintain relationships with our partners;
        and

     o  the fixed nature of expenses such as base compensation and rent.

     Due to these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our future performance. It is possible that in future periods our results of operations may be below the expectations of public market analysts and investors. Furthermore, our quarterly revenues could be significantly affected by any future amendment or interpretation of applicable accounting standards. If this occurs, the price of our ordinary shares may decline.

We anticipate increased operating expenses and if we do not correspondingly increase revenues, our operating results will be harmed.

     We expect that our operating expenses will increase significantly in the future as we take the following steps:

     o  expand our sales and marketing operations;

     o  broaden our customer support capabilities;

     o  develop new distribution channels and strategic alliances;

     o  fund increased levels of research and development; and

     o  build our operational infrastructure and information systems.

     Our revenues may not grow at the same pace or even continue at their current level. If our revenues do not increase as anticipated, or if expenses increase at a greater pace than our revenues, our results of operations will be harmed. If we do not increase revenues correspondingly with our expenses, our operating results will be harmed.

We expect to depend on sales of our WebLoad and WebLoad Resource Manager products for substantially all of our revenues for the foreseeable future.

     Our WebLoad product accounted for all of our revenues prior to February 2000. We anticipate that revenues from our WebLoad and WebLoad Resource Manager products will constitute substantially all of our revenues for the foreseeable future. Consequently, any decline in the demand for our WebLoad and WebLoad Resource Manager products or their failure to achieve broad market acceptance, would seriously harm our business.

If we fail to develop new products and enhance our existing products to respond to emerging technologies and industry trends, we may lose market share to our competitors and revenues may decline.

     The target market for our products is characterized by rapid technological change, frequent new product introductions, changes in customer requirements, evolving industry standards and significant competition. We expect to introduce new products and develop enhancements to our existing products. Our future financial performance depends upon our ability to timely identify new market trends and Internet technology and to develop and commercialize software that is compatible with these emerging trends and technologies. We may not accurately identify trends and technologies or we may experience difficulties that delay or prevent the successful development, introduction or marketing of new or enhanced software products in the future. In addition, our products may not meet the requirements of the marketplace or achieve market acceptance. If we fail to successfully and timely develop and deploy new products or product enhancements, we may lose market share to our competitors and our revenues may decline.

     In addition, our existing software products could become obsolete and unmarketable with the introduction of products, web applications or computer systems employing new technologies or industry standards. If our current software products become obsolete and we fail to introduce new products, our business will not be viable. Further, if our competitors introduce products earlier or that are more responsive than our products to emerging technologies and market trends, we will lose market share to our competitors and our revenues may decline.

Our WebLoad and WebLoad Resource Manager Products are new and it is unclear if they will achieve market acceptance.

     We do not know if our WebLoad and WebLoad Resource Manager products will be successful. The market for software that enables companies to assure the performance of web applications is in its infancy, and we are not certain that our target customers will use performance software or our products. In addition, in February 2000, we introduced WebLoad Resource Manager, which we anticipate will be a critical element in our future commercial success. Even if our products provide effective solutions, our target customers may not choose them for technical, cost, support or other reasons. If our products do not achieve market acceptance, our business will be harmed.

We face significant competition from other technology companies and we may not be able to compete effectively.

     The web application performance and testing solutions market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Our primary competitors include companies who mainly offer application-testing software, such as Mercury Interactive. In addition, we compete against companies that provide a broader spectrum of development tools that include some verification functionality, such as Rational Software.

     We expect that competition will intensify in the future and that additional competitors will enter the market with competing products as the size and visibility of the market opportunity increases. Increased competition is likely to result in pricing pressures, reduced margins and may result in the failure of our products to achieve or maintain market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Some of our competitors have longer operating histories, better brand recognition, a larger installed base of customers and substantially greater financial, technical, marketing and other resources than we do. In addition, we anticipate that there will be continuing consolidation in our market. Consequently, our competitors may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies. Therefore, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through bundling or other means. If competitors were to bundle competing products with their products, the demand for our products might be substantially reduced and our ability to distribute our products successfully would be substantially diminished. The entry of new competitors into our market could reduce our sales, require us to lower our prices, or both. Many of the factors that affect competition are outside our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

Our sales cycle depends partly on factors outside our control and may cause our revenues to vary significantly.

     Our customers often view the purchase of our products as an important decision, particularly with respect to WebLoad Resource Manager, which we introduced in February 2000. As a result, our customers may take a long time to evaluate our products before making their purchase decisions and this could result in a long, and often unpredictable, sales and implementation cycle for our products. This may cause our revenues and results of operations to vary significantly from period to period. With respect to WebLoad Resource Manager, we spend time educating and providing information to our prospective customers regarding its use and benefits. In addition, we may expend significant sales and marketing expenses during the evaluation period before the customer places an order with us. Our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for broader use within their organizations.

     We also have a limited order backlog, which makes revenues in any quarter substantially dependent upon orders we receive and deliver in that quarter. Because of these factors, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult for you to evaluate our prospects.

Defects in our products may increase our costs and diminish the demand for our products.

     Our products are complex and they have occasionally contained, and may in the future contain, undetected errors when first introduced or when new versions are released. If our products do not perform as intended in specific company environments, we may incur warranty and repair costs, be subject to liability and experience delays. Regardless of the source of the errors, we must divert the attention of our engineering personnel from our research and development efforts to address the errors. We cannot assure you that we will not incur warranty or repair costs, be subject to liability claims for damages related to product errors or experience delays as a result of these errors in the future. Any insurance policies that we may have may not provide sufficient protection should a claim be asserted. Moreover, the occurrence of errors, whether caused by our products or the products of another vendor, may result in significant customer relation problems and injury to our reputation and may impair the market acceptance of our products and technology.

Failure to expand our sales and marketing organizations in the U.S. and abroad could limit our growth.

     We believe that expansion of our U.S. and international direct and indirect sales and marketing organization is necessary for our future success. Although we have recently expanded our direct sales force in North America and Europe, further expansion may be more difficult or take longer than we anticipate and we may not be able to successfully market, sell, deliver and support our products in the U.S. and abroad. We might not be able to hire or retain the kind and number of sales and marketing personnel we are targeting because competition for qualified sales and marketing personnel in our market is intense. Failure to expand our sales and marketing organizations in the U.S. and abroad could limit our growth.

Failure to develop strategic relationships could limit our growth.

     We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with resellers, systems integrators and distribution partners. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we will have to devote substantially more resources to direct sales and marketing of our products. In addition, licenses of our products through indirect channels have been limited to date. Our existing relationships do not, and any future relationships may not, afford us exclusive marketing or distribution rights. Therefore, our partners could reduce their commitment to us at any time in the future. In addition, many of these companies have multiple relationships and they may not regard us as significant for their business. In addition, these companies may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products that compete with our products. Even if we succeed in entering into these relationships, they may not result in additional customers or revenues.

We may experience difficulties managing our continued growth in the U.S. and abroad that could harm our business.

     Our recent growth and expansion have placed significant strain on our management and information systems and our administrative, operational and financial resources. We intend to continue to increase the scope of our operations in the U.S. and internationally. We expect that we will need to continue to expand our financial, managerial and reporting systems, and increase, train and manage our work force worldwide. Our anticipated future operations will continue to place a significant strain on our management systems and resources. If we are unable to manage our growth and expansion, our business may be harmed.

Future acquisitions may be difficult to integrate, disrupt our business, dilute shareholder value or divert management attention.

     As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we believe would complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

     o difficulties in assimilation of acquired personnel, operations, technologies or products;

     o  unanticipated costs associated with acquisitions;

     o  diversion of management's attention from other business concerns;

     o adverse effects on our existing business relationships with suppliers and customers; and

     o use of substantial portions of our available cash, including the proceeds of this offering, to consummate the acquisitions.

     In addition, if we consummate acquisitions through an exchange of our securities, you could suffer significant dilution. Any future acquisitions, even if successfully completed, may not generate any additional revenue or provide any benefit to our business.

If we fail to manage our geographically dispersed organization, we may fail to implement our business plan and our revenues may decline.

     We have our principal executive offices in the U.S. and conduct our research and development primarily in Israel. In addition, we have sales offices in the U.S., Israel, Germany and the United Kingdom. Our directors, executive officers and other key employees are similarly dispersed throughout the world. Our management must devote resources to manage geographically diverse operations. In addition, conducting international operations subjects us to risks we do not face in the United States. These include:

     o  currency exchange rate fluctuations;

     o  seasonal fluctuations in purchasing patterns;

     o  unexpected changes in regulatory requirements;

     o longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

     o  difficulties in managing and staffing international operations;

     o potentially adverse tax consequences, including restrictions on the repatriation of earnings;

     o  the burdens of complying with a wide variety of foreign laws; and

     o  reduced protection for intellectual property rights in some countries.

     In addition, the expansion of our existing international operations and entry into additional international markets will require significant management attention and financial resources. Failure to manage our geographically dispersed organization could harm our business.

The success of our business depends on our senior management, including Ilan Kinreich, our Chief Executive Officer and President, whose knowledge of our business and expertise would be difficult to replace.

     Our success depends largely on the continued contributions of our senior management. In particular, we depend on the services of Ilan Kinreich, our Chief Executive Officer and President. We do not have agreements covering required terms of employment in place with our senior management team and other key personnel, including Mr. Kinreich, nor do we carry life insurance on our senior management or other key personnel. If one or more members of our senior management were to terminate their employment, we could experience delays in product development, loss of sales and diversion of management resources.

We may not be able to recruit or retain additional qualified personnel that could negatively impact development, sales and support of our products.

     Our success depends on our ability to attract and retain qualified, experienced employees. We will need to hire a significant number of additional sales, support, marketing, and research and development personnel in the future to increase our revenues. If we fail to attract qualified personnel or retain current employees, our revenues may not increase and could decline. Competition for qualified personnel is intense, and we may not be able to attract, assimilate or retain additional highly qualified personnel. Our future success also depends upon the continued service of our key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. None of our key employees are bound by an employment agreement covering a required term of employment. If we are not able to recruit or retain qualified personnel, we could have difficulty developing, selling or supporting our products.

We may not be able to protect our intellectual property rights and we may lose a valuable asset or incur costly and time-consuming litigation attempting to protect our rights.

     Our success depends upon the protection of our technology, trade secrets and trademarks. To protect our rights to our intellectual property, we rely on a combination of trade secret protection, trademark law, confidentiality agreements and other contractual arrangements. The protective steps we have taken may be inadequate to deter infringement or misappropriation. We may be unable to detect the unauthorized use of our intellectual property or take appropriate steps to enforce our intellectual property rights. Policing unauthorized use of our products and technology is difficult. In addition, the laws of some foreign countries in which we currently or may in the future sell our products do not protect our proprietary rights to as great an extent as do the laws of the United States. Failure to adequately protect against or to promptly detect unauthorized use of our intellectual property could devalue our proprietary content and impair our ability to compete effectively. Further, defending our intellectual property rights could result in the expenditure of significant financial and managerial resources, whether or not the defense is successful. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology, or duplicate our products or our other intellectual property. We may have to resort to litigation to enforce our intellectual property rights, to protect our trade secrets or know-how or to determine the scope, validity or enforceability of our intellectual property rights. Our protective measures may prove inadequate to protect our proprietary rights, and any failure to enforce or protect our rights could cause us to lose a valuable asset.

We may be subject to intellectual property infringement claims that, with or without merit, could be costly to defend or settle.

     Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Third parties may make a claim of infringement against us with respect to our products and technology or claims that our intellectual property rights are invalid. Any claims, with or without merit, could:

     o  be time-consuming to defend;

     o  result in costly litigation;

     o  divert management's attention and resources; or

     o  delay product delivery.

     In addition, if our products were found to infringe a third party's proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business.

We do not have sufficient insurance to cover all of our potential product liability and warranty claims.

     Companies use our products to assure the performance of their web applications. In many cases, web applications serve critical business functions. The sale and support of our products may entail the risk of product liability or warranty claims based on our products not detecting critical errors or problems with web applications that fail in a live environment and cause companies financial loss. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we seek to limit our exposure to claims under our license terms and we carry general liability insurance, it is unlikely that our insurance would cover potential claims of this type and our insurance may not be adequate to protect us from all liability that may be imposed. If we are subject to any claims, our results of operations may be harmed.

Risks Relating to Our Industry and the Internet

Our future revenues and profits, if any, depend upon the widespread acceptance and use of the Internet as an effective medium of business and communication.

     Rapid growth in the use of and interest in the Internet as a medium for communication and conducting business has occurred only recently. As a result, acceptance and use may not continue to develop at historical rates, and a sufficiently broad base of consumers may not adopt, and continue to use, the Internet, corporate intranets and other online services as a medium of commerce and communication. Our success will depend, in large part, on the acceptance of the Internet to conduct business and on the ability of third parties to provide a reliable Internet infrastructure network with the speed, data capacity and security necessary for reliable Internet access and services. To the extent that the Internet continues to experience increased numbers of users, increased frequency of use or increased bandwidth requirements of users, the Internet infrastructure may not be able to support the demands placed on it and the performance or reliability of the Internet could suffer, resulting in decreased users and resulting harm to our business.

Capacity constraints may restrict the use of the Internet, resulting in decreased demand for our products.

     The Internet infrastructure may not be able to support the demands placed on it by increased usage or the limited capacity of networks to transmit large amounts of data. Other risks associated with commercial use of the Internet could slow its growth, including:

     o outages and other delays resulting from the inadequate reliability of the network infrastructure;

     o  slow development of enabling technologies and complementary products;
        and

     o  limited availability of cost-effective, high-speed access.

     Delays in the development or adoption of new equipment standards or protocols required to handle increased levels of Internet activity could cause the Internet to lose its viability as a means of conducting business, resulting in decreased use of web applications and decreased demand for our products.

If regulation of the Internet increases, it could limit the market for our products that could reduce our revenues.

     As Internet commerce continues to evolve, we expect that federal, state and foreign governments will adopt laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet and pricing, content and quality of products and services. It is possible that legislation could expose companies involved in e-business to liability, taxation or other increased costs, any of which could limit the growth and use of web applications generally. Legislation could dampen the growth in Internet usage and decrease its acceptance as a communications and commercial medium. Because our business depends on the continued growth of web applications and the Internet generally, these laws and regulations, if enacted or promulgated, could limit the market for our products and may reduce our revenues.

Our Performance Depends on the Continued Growth in Demand for High Technology Products and Services

     Our future success depends heavily on the continued growth in demand for products and services related to the high technology sector of the economy. In recent months, this sector has not performed as well as it has over the past few years. If demand for high technology products and services does not grow or even experiences negative growth, demand for our products and services will be reduced and our revenues will be negatively impacted. Even if there is significant market acceptance of products and services for the high technology sector of the economy, we may incur substantial expenses adapting our solutions to changing or emerging technologies.

Risks Relating to Our Location in Israel

Conditions in Israel affect our operations and may limit our ability to produce and sell our products, which could decrease our revenues.

     We incorporated under Israeli law and our primary research and development facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. In recent months there has been a marked increase in civil unrest and hostility between the State of Israel and the Palestinian authority. Any major hostilities involving Israel could adversely affect our results of operations, particularly if they lead to an interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel. Despite the progress towards peace between Israel and its Arab neighbors, the future of these peace efforts is uncertain. Several Arab countries still restrict business with Israeli companies. We could be adversely affected by these restrictive laws or policies.

If our key personnel are required to perform military service, we could experience disruptions in our business.

     A number of our key personnel in Israel have standing obligations to perform annual reserve duty in the Israel Defense Forces and are subject to be called for active military duty at any time. If our key personnel are absent from our business for a significant period of time, we may experience disruptions in our business that could affect the development, sales or technical support of our products. As a result, we might not be able to compete in the market and our results of operations could be harmed.

Because substantially all of our revenues are generated in U.S. dollars, while a portion of our expenses is incurred in New Israeli Shekels, or NIS, inflation in Israel could harm our results of operations.

     Substantially all of our revenues are generated in U.S. dollars, while a portion of our expenses, primarily salaries and personnel expenses related to our Israeli facility, is in NIS. Our Israeli-based employees salaries are influenced by inflation in Israel. As a result, any increase in the rate of inflation in Israel may have a negative impact on our operating results unless the inflation in Israel is offset by a devaluation of the NIS in relation to the U.S. dollar. In 1997 and 1998, the rate of devaluation of the NIS against the dollar exceeded the rate of inflation, a reversal from prior years. However, in 1999, while the rate of inflation was 1.3%, there was an appreciation of 0.1% of the NIS against the dollar. In 2000, there was no inflation and there was an appreciation of 2.8% of the NIS against the U.S. dollar. We cannot predict any future trends in the rate of inflation in Israel or trends in the rate of exchange between the NIS and the dollar. If the dollar cost of our operations in Israel increases, our dollar- measured results of operations will be adversely affected.

Israeli regulations may impact our ability to engage in research and development and export of our products in accordance with our current practices.

     Israeli law requires us to obtain a government license to engage in research and development of, and export of, the encryption technology incorporated in our products. Our current government licenses to engage in production of our encryption technology pertain to our products in their 40- and 128-bit versions and expire, respectively, May 30, 2002 and October 31, 2002. Our research and development activities in Israel would need to be modified to transfer this activity to our U.S. development organization, and our current practice of exporting our products from Israel to the U.S., with embedded encryption technology, would need to be changed if:

     o  the Israeli government revokes our current licenses;

     o  our current licenses are not renewed;

     o  our licenses fail to cover the scope of the technology in our products;
        or

     o Israeli laws regarding research and development, export or use in general of encryption technologies was to change.

We currently benefit from government programs and tax benefits that may be discounted or reduced.

     We received grants and currently receive tax benefits under Government of Israel programs. In order to maintain our eligibility for these programs and benefits, we must continue to meet specified conditions, including making specified investments in fixed assets and paying royalties with respect to grants received. We cannot assure you that we will continue to meet all such conditions. In addition, some of these programs restrict our ability to manufacture particular products or transfer particular technology outside of Israel. If we fail to comply with these conditions in the future, the benefits received could be canceled and we could be required to refund any payments previously received under these programs or to retroactively pay tax on our income at a higher tax rate than that applying under these benefits. The government of Israel has reduced the benefits available under these programs in recent years and we cannot guarantee that these programs and tax benefits will continue in the future at their current levels or at all. If the government of Israel reduces or ends these tax benefits, our business, financial condition and results of operations could be materially adversely affected.

It may be difficult to enforce a U.S. judgment against us or our officers and directors, or to assert U.S. securities laws claims in Israel or serve process on our officers and directors.

     We are incorporated in Israel. Our Chief Executive Officer and President resides in the United States under an L-1 visa, some of our executive officers and directors are nonresidents of the United States and a portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult for an investor to enforce a judgment obtained in the United States against us or any of those persons or to effect service of process upon these persons in the United States. It may also be difficult to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel.

The new Israeli Companies Law may cause uncertainties regarding corporate governance; Israeli tax law may inhibit an acquisition of us.

     The new Israeli Companies Law, 1999, which became effective on February 1, 2000, has brought about significant changes to Israeli corporate law. This law provides for new arrangements in various corporate areas, including shareholder voting rights, fiduciary obligations of shareholders and directors, mergers, tender offers, transactions involving related parties or significant shareholders, and anti-takeover provisions. Until a body of law develops with respect to this new law, uncertainties will exist regarding its interpretation. These uncertainties could have the effect of inhibiting third party attempts to acquire us, and other transactions and decisions by or involving us.

     Israeli tax law treats some acquisitions, such as stock-for-stock exchanges between an Israeli company and a foreign company, less favorably than United States tax law. For example, Israeli tax law may subject a shareholder who exchanges our ordinary shares for shares in another corporation to immediate taxation.

ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     We do not use derivative financial instruments in our investing portfolio. We place our investments in instruments that meet high credit quality standards such as money market funds, government securities, and commercial paper. We limit the amount of credit exposure to any one issuer. We do not expect any material loss with respect to our investment portfolio.

     We conduct business in various foreign currencies, primarily in Europe and the Middle East. As a result, we are exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We do not use foreign exchange forward contracts to hedge its foreign currency denominated receivables. Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect our consolidated results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                             RADVIEW SOFTWARE, LTD.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
                                                                            Page
                                                                            ----
Report of Independent Public Accountants................................      29

Consolidated Balance Sheets as of December 31, 1999 and 2000............      30

Consolidated Statements of Operations for the Years Ended
     December 31, 1998, 1999 and 2000...................................      31

Consolidated Statements of Shareholders' Equity (Deficit)
     for the Years Ended December 31, 1998, 1999 and 2000...............      32

Consolidated Statements of Cash Flows for the Years Ended
     December 31, 1998, 1999 and 2000...................................      33

Notes to Consolidated Financial Statements..............................      34

                     [This page intentionally left blank.]

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareholders of
RadView Software Ltd.:

     We have audited the accompanying consolidated balance sheets of RadView Software Ltd. and subsidiaries as of December 31, 1999 and 2000 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RadView Software Ltd. and subsidiaries as of December 31, 1999 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States.


                                                Luboshitz Kasierer
                                                Member Firm of Arthur Andersen


Tel-Aviv, Israel
January 29, 2001

                             RADVIEW SOFTWARE LTD.
                           CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)


                                                            December 31,
                                                --------------------------------
                                                      1999             2000
                                                ---------------  ---------------
ASSETS

Current Assets:
   Cash and cash equivalents..................    $     7,652      $    33,469
   Short-term investments.....................            513               --
   Accounts receivable, net of reserves of
      $150 and $345 at December 31, 1999
      and 2000, respectively..................          1,281            2,473
   Prepaid expenses...........................            322              728
                                                  -----------      -----------
      Total current assets....................          9,768           36,670
                                                  -----------      -----------
Property and Equipment, net...................            783            2,503
Deposits and Other Assets.....................            299              540
                                                  -----------      -----------
      Total assets............................     $   10,850      $    39,713
                                                  ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
   Current maturities of long-term loans......     $       17      $     3,814
   Related party loan.........................            115               --
   Accounts payable...........................            560            2,004
   Accrued expenses...........................          1,598            2,802
   Deferred revenue...........................            476            1,459
                                                  -----------      -----------
      Total current liabilities                         2,766           10,079
                                                  -----------      -----------
Long-term Liabilities:
   Long-term loans............................          3,562               --
   Related party loan.........................          1,332               --
   Accrued severance pay......................            339              630
                                                  -----------      -----------
      Total long-term liabilities.............          5,233              630
                                                  -----------      -----------
      Total liabilities.......................          7,999           10,709
                                                  -----------      -----------
Commitments (Note 9)

Shareholders' Equity:
   Preferred shares, NIS 0.01 par value -- Authorized -- 8,500,000 shares;
      Issued and outstanding -- 5,241,765 and 0 shares at December 31, 1999 and 2000,
      respectively............................             13               --
   Ordinary shares, NIS 0.01 par value --
      Authorized -- 25,000,000 shares;
      Issued and outstanding -- 4,194,000
      and 16,366,572 shares at December
      31, 1999 and 2000, respectively.........             12               42
   Additional paid-in capital.................         16,269           58,688
   Deferred compensation......................           (425)          (5,723)
   Accumulated deficit........................        (13,018)         (24,003)
                                                   -----------      -----------
      Total shareholders' equity...............          2,851          29,004
                                                   -----------      -----------
      Total liabilities and shareholders'
      equity..................................     $    10,850      $   39,713
                                                   ===========      ==========

              The accompanying notes are an integral part of these consolidated financial statements.

                             RADVIEW SOFTWARE LTD.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                                                              For the Years Ended December 31,
                                                                        --------------------------------------------
                                                                            1998            1999           2000
                                                                        ------------     -----------    -----------
Revenues:
   Software licenses............................................        $       914      $     4,701    $     8,994
   Service......................................................                 52              409          1,796
                                                                        -----------      -----------    -----------
        Total revenues..........................................                966            5,110         10,790
                                                                        -----------      -----------    -----------
Cost of Revenues:
   Software licenses............................................                 59              340            572
   Service......................................................                 22               67            478
                                                                        -----------      -----------    -----------
      Total cost of revenues....................................                 81              407          1,050
                                                                        -----------      -----------    -----------
      Gross profit..............................................                885            4,703          9,740
                                                                        -----------      -----------    -----------
Operating Expenses:
   Sales and marketing (1)......................................              1,425            3,973         11,599
   Research and development (1).................................              1,408            1,705          5,223
   General and administrative (1)...............................                483            1,192          3,068
   Stock-based compensation (1) ................................                149              234          1,418
                                                                        -----------      -----------    -----------
        Total operating expenses................................              3,465            7,104         21,308
                                                                        -----------      -----------    -----------
        Operating loss..........................................             (2,580)          (2,401)       (11,568)
   Interest income..............................................                 --               89          1,058
   Interest expense.............................................               (202)            (394)          (493)
   Other income (expense).......................................                 67              (35)            18
                                                                        -----------      -----------    -----------
        Net loss................................................             (2,715)          (2,741)       (10,985)
   Noncash stock dividend distributed
     to preferred shareholders..................................                 --               --          2,585
                                                                        -----------      -----------    -----------
        Net loss attributable to ordinary shareholders..........        $    (2,715)     $    (2,741)   $   (13,570)
                                                                        ===========      ===========    ===========

Net Loss Per Share Attributable to Ordinary Shareholders
  (Note 3(a)):
   Basic and diluted net loss per share.........................        $     (1.04)     $     (0.80)   $     (1.51)
                                                                        ===========      ===========    ===========

   Weighted average shares outstanding basic and diluted........              2,599            3,414          8,968
                                                                        ===========      ===========    ===========

   Pro Forma Net Loss Per Share Attributable
     to Ordinary Shareholders (Note 3(b)):
      Basic and diluted net loss per share......................                         $     (0.35)   $     (1.00)
                                                                                         ===========    ===========
   Weighted average shares outstanding
     basic and diluted..........................................                               7,784         13,621
                                                                                         ===========    ===========
----------
(1)  The following summarizes the departmental allocation
     of the stock-based compensation charge:
        Sales and marketing.....................................        $         4      $        71    $       846
        Research and development................................                120               86            293
        General and administrative..............................                 25               77            279
                                                                        -----------      -----------    -----------
           Total stock-based compensation.......................        $       149      $       234    $     1,418
                                                                        ===========      ===========    ===========

              The accompanying notes are an integral part of these consolidated financial statements.

                             RADVIEW SOFTWARE LTD.
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
                     (In thousands, except per share data)

                                        Preferred Shares       Ordinary Shares                                             Total
                                 --------------------------  --------------------  Additional                          Shareholders'
                                 Number of  Series  Series   Number of  NIS 0.01     Paid-in   Deferred    Accumulated     Equity
                                   Shares      A      B        Shares   Par Value    Capital  Compensation   Deficit     (Deficit)
                                 ---------  ------  ------   ---------  ---------  ---------- ------------ -----------  ------------
Balance, December 31, 1997....          --  $  --   $  --    2,598,600     $ 8      $ 2,796     $ (267)       $(7,562)     $(5,025)
  Issuance of Series A
    preferred shares, net
    of issuance costs $83.....   1,314,200      4      --           --      --        3,819         --             --        3,823
  Imputed interest on
    related party loan........          --     --      --           --      --           42         --             --           42
  Amortization of
    deferred compensation.....          --     --      --           --      --          (34)       183             --          149
  Net loss....................          --     --      --           --                   --         --         (2,715)      (2,715)
                                 ---------  -----   -----    ---------     ---      -------   --------       --------     --------
Balance, December 31, 1998....   1,314,200      4      --    2,598,600       8        6,623        (84)       (10,277)      (3,726)
  Ordinary shares issued......          --     --      --    1,595,400       4           --         --             --            4
  Issuance of Series A
    preferred shares, net of
    issuance costs $30........   1,022,800      2      --           --      --        3,007         --             --        3,009
  Issuance of Series B
    preferred shares, net of
    issuance costs $209.......   2,904,765     --       7           --      --        5,884         --             --        5,891
  Warrants issued to a bank...                                      --      --          137                        --          137
  Imputed interest on
    related party loan........          --     --      --           --      --           43         --             --           43
  Deferred compensation.......          --     --      --           --      --          582       (582)            --           --
  Amortization of deferred
    compensation..............          --     --      --           --      --           (7)       241             --          234
  Net loss....................          --     --      --           --      --           --         --         (2,741)      (2,741)
                                 ---------  -----   -----    ---------     ---      -------   --------       --------     --------
Balance, December 31, 1999....   5,241,765      6       7    4,194,000      12       16,269       (425)       (13,018)       2,851
  Issuance of Series B
    preferred shares, net of
    issuance costs of $5......      23,810     --      --           --      --           45         --             --           45
  Exercise of options and
    warrants..................          --     --      --    2,648,497       7          355         --             --          362
  Conversion of preferred
    shares into ordinary
    shares....................  (5,265,575)    (6)     (7)   5,265,575      13           --         --             --           --
  Stock dividend to preferred
    shareholders..............          --     --      --      258,500      --           --         --             --           --
  Ordinary shares issued
    in initial public
    offering, net of offering
    costs of $4,714...........          --     --      --    4,000,000      10       35,276         --             --       35,286
  Imputed interest on
    related party loan........          --     --      --           --      --           27         --             --           27
  Deferred compensation.......          --     --      --           --      --        6,815     (6,815)
  Amortization of deferred
    compensation..............          --     --      --           --      --          (99)     1,517             --        1,418
  Net loss....................          --     --      --           --      --           --         --        (10,985)     (10,985)
                                 ---------  -----   -----   ----------     ---      -------   --------       --------     --------
Balance, December 31, 2000....          --  $  --   $  --   16,366,572     $42      $58,688   $ (5,723)      $(24,003)    $ 29,004
                                 =========  =====   =====   ==========     ===      =======   ========       ========     ========


             The accompanying notes are an integral part of these consolidated financial statements.

                             RADVIEW SOFTWARE, LTD.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                            Year Ended December 31,
                                                                       ----------------------------------
                                                                         1998          1999        2000
                                                                       --------       --------    -------
Cash Flows from Operating Activities:
    Net loss.......................................................    $(2,715)      $(2,741)    $(10,985)
    Adjustments to reconcile net loss to net cash used
      in operating activities --
        Depreciation and amortization..............................       150           251          668
        Amortization of deferred compensation......................       149           234        1,418
        Interest accrued on long-term loans........................        91           385          184
        Accrued severance pay......................................         -            32          291
        Changes in operating assets and liabilities--
          Accounts receivable......................................      (150)       (1,052)      (1,192)
          Prepaid expenses.........................................       (15)         (222)        (406)
          Accounts payable.........................................       (50)          440        1,444
          Accrued expenses.........................................        30           794        1,283
          Deferred revenue.........................................        75           401          983
                                                                      --------      --------    ---------
             Net cash used in operating activities.................    (2,435)       (1,478)      (6,312)
                                                                      --------      --------    ---------
Cash Flows from Investing Activities:
    Sales of short-term investments................................      (316)         (197)         513
    Purchases of property and equipment............................      (130)         (587)      (2,388)
    Increase in other assets.......................................         -          (100)        (241)
                                                                      --------      --------    ---------
             Net cash used in investing activities.................      (446)         (884)      (2,116)
                                                                      --------      --------    ---------
Cash Flows from Financing Activities:
    Decrease in short-term bank loans..............................    (2,827)         (585)           -
    Long-term loans received.......................................     3,000           600            -
    Repayment of long-term loans...................................       (37)          (31)      (1,447)
    Net proceeds from issuance of ordinary and preferred shares....     3,822         8,904          406
    Net proceeds from initial public offering of ordinary shares...         -             -       35,286
                                                                      --------      --------     --------
             Net cash provided by financing activities.............     3,958         8,888       34,245
                                                                      --------      --------     --------
Increase in Cash and Cash Equivalents..............................     1,077         6,526       25,817

Cash and Cash Equivalents, Beginning of Year.......................        49         1,126        7,652
                                                                      --------      --------    ---------
Cash and Cash Equivalents, End of Year.............................    $1,126        $7,652     $ 33,469
                                                                      ========      ========    =========
Cash Paid During the Year for Interest.............................    $  197        $   21     $    476
                                                                      ========      ========    =========
Supplemental disclosure of noncash financing and investing activities:
    Conversion of preferred shares to ordinary shares..............    $    -        $    -     $     13
                                                                      ========      ========    =========
    Noncash dividend distributed to shareholders...................    $    -        $    -     $  2,585
                                                                      ========      ========    =========

              The accompanying notes are an integral part of these
                       consolidated financial statements

                             RADVIEW SOFTWARE LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Operations

     RadView Software Ltd. (the Company) is an Israeli corporation. The Company develops, markets and supports software that enables organizations to verify the scalability, efficiency and reliability of Web applications, and facilitates their rapid development.

2. Significant Accounting Policies

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

     Transactions and balances denominated in dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles set forth in Financial Accounting Standards Board of the United States (FASB) Statement of Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Accordingly, items have been remeasured as follows:

     o Monetary Items-At the exchange rate in effect on the balance sheet date.

     o Nonmonetary Items-At historical exchange rates.

     o Revenue and Expense Items-At the exchange rates in effect as of the date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

     All exchange gains and losses from the above-mentioned remeasurement (which were immaterial for all periods presented) are reflected in the statements of operations. The representative rate of exchange as of December 31, 1998, 1999 and 2000 was U.S.$1.00 to 4.160, 4.153 and 4.041 New Israeli Shekel (NIS), respectively.

(b) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the U.S., the U.K. and Germany. All material intercompany balances and transactions have been eliminated in consolidation.

(c) Cash Equivalents and Short-term Investments

     Cash equivalents are highly liquid investments with original maturities of less than 90 days. The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents and short-term investments, are reported at amortized cost, which approximates fair market value. At December 31, 1999, short-term investments consisted of bank deposits in U.S. dollars, bearing an annual interest rate of 6.0%.

(d) Property and Equipment

     Property and equipment are stated at cost. Depreciation and amortization are computed using the straight-line method over the estimated useful life of the assets. In accordance with SFAS No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company reviews its long-lived assets, which consist of property and equipment, for impairment as events and circumstances indicate the carrying amount of an asset may not be recoverable. Management believes that, as of each of the balance sheet dates presented, none of the Company's long-lived assets were impaired.

(e) Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position
(SOP) 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, the Company defers the fair value of the undelivered elements and recognizes the remaining value for the delivered elements.

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

(f) Cost of Revenues

     Cost of software license revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and royalty payments to third-party vendors. Cost of software license revenues also includes the amounts related to the royalties due to the Office of the Chief Scientist of the Ministry of Industry and Trade ("OCS") (See Note 9(a)). Cost of service revenues consists primarily of training and customer support personnel salaries and related costs.

(g) Research and Development Costs

     The Company has evaluated the establishment of technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs. Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete. The Company defines technological feasibility as the completion of a working model. The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short. Consequently, the amounts that could be capitalized are not material to the Company's financial position or results of operations. Therefore, the Company has charged all such costs to research and development expense in the period incurred.

(h) Income Taxes

     The Company accounts for income taxes under the liability method of accounting. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities at enacted tax rates in effect in the year in which the differences are expected to reverse. Valuation allowances are established, when necessary, to reduce deferred tax assets to amounts expected to be realized.

(i) Employee Stock Options

     SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of employee and director stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company has determined that it will account for stock-based compensation for employees under the Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and elect the disclosure-only alternative under SFAS No. 123 (see Note 10(f)).

(j) Comprehensive Income (Loss)

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

(k) Fair Value of Financial Instruments

     Financial instruments consist mainly of cash and cash equivalents, short-term investments, accounts receivable, accounts payable and long-term loans. The carrying amounts of these instruments approximate their fair value.

(l) Concentrations of Credit Risk

     SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is concentrated in the United States.

     For the years ended December 31, 1998, 1999 and 2000, no customer individually comprised greater than 10% of total revenue. At December 31, 1999 and 2000, no customer represented greater than 10% of total accounts receivable.

(m) Recent Accounting Standards

     In June 1998, the FASB released SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 establishes the accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. SFAS No. 133, as amended by SFAS No. 137, is effective for fiscal quarters of fiscal years beginning after June 15, 2000. The Company believes that the adoption of SFAS No. 133 will not have a material impact on the Company's consolidated financial statements.

(n) Use of Estimates

     The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from these estimates.

3. Earnings Per Share

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

     The following table summarizes the securities outstanding as of each year end that were not included in the calculation of diluted net loss per share as their inclusion would be antidilutive.

                                                         As of December 31,
                                                      -----------------------
                                                         1999         2000
                                                         ----         ----
                                                          (In thousands)

    Stock options to purchase ordinary shares.......    1,481        3,355
    Warrants to purchase ordinary shares............      143           --
    Convertible preferred shares....................    5,266           --

     In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, Earnings Per Share in an Initial Public Offering, the Company determined that there were no nominal issuances of the Company's ordinary shares prior to the Company's planned initial public offering.

(b) Pro Forma Net Loss Per Share

     Pro forma net loss per share has been computed as described in Note 3(a) and also gives effect to the conversion of preferred shares that were converted upon the completion of the Company's initial public offering in August 2000, using the if-converted method, from the original date of issuance.

     The following table reflects the reconciliation of the shares used in the computation of pro forma net loss per share.


                                                         As of December 31,
                                                      -----------------------
                                                         1999         2000
                                                         ----         ----
                                                          (In thousands)

Pro forma basic and diluted:
  Weighted average ordinary shares outstanding
    used in computing net loss per share..............   3,414        8,968
  Weighted average ordinary shares issuable
    upon the conversion of preferred stock............   1,959        2,202
  Weighted average ordinary shares issuable
    upon the exercise of outstanding warrant..........     113          143
  Weighted average ordinary shares issuable
    upon the exercise of outstanding options
    held by certain shareholders......................   2,050        2,050
  Weighted average ordinary shares issued to
    certain Series A preferred shareholders...........     258          258
                                                         -----       ------
  Weighted average ordinary shares outstanding
    used in computing pro forma basic and
    diluted net loss per share........................   7,784       13,621
                                                         =====       ======

4. Property and Equipment

     Property and equipment consists of the following:

                                                        As of December 31,
                                       Useful         -----------------------
                                        Life            1999         2000
                                     ----------         ----         ----
                                     (In years)           (In thousands)
     Equipment....................        3            $1,160        $3,270
     Motor vehicles...............        5               129            --
     Office furniture.............      3 to 5             87           289
     Leasehold improvements.......  Life of Lease          98           214
                                                       ------        ------
                                                        1,474         3,773
     Less--Accumulated
       depreciation and
       amortization...............                        691         1,270
                                                       ------        ------
                                                       $  783        $2,503
                                                       ======        ======

5. Accrued Expenses

Accrued expenses consists of the following:

                                                        As of December 31,
                                                      -----------------------
                                                         1999         2000
                                                         ----         ----
                                                          (In thousands)

     Employees and employee institutions..........      $ 386         $1,391
     Royalties due to third parties...............        278            614
     Other accrued expenses.......................        934            797
                                                       ------         ------
                                                       $1,598         $2,802
                                                       ======         ======
6. Related Party Loan

     In 1993, the Company entered into a loan agreement with a shareholder (the Related Party Loan). The Related Party Loan was linked to the Israeli Consumer Price Index (CPI) and bore no stated rate of interest. The Company has recorded the estimated incremental interest expense, of approximately 3%, the Company would have incurred if the loan had been entered into with a third party. Increases in the principal amount of the loan due to fluctuations in the Israeli CPI were charged to interest expense. The amounts charged to interest expense due to fluctuations in the Israeli CPI were approximately $111,000, $31,000 and $52,000 in 1998, 1999 and 2000, respectively. The loan was repaid in full in September 2000.

7. Long-Term Loans

     The Company has two outstanding loans with a bank that bear annual interest of London Interbank Offered Rate (LIBOR) plus 1.5% (8.25% as of December 31,
2000). One loan for $3.0 million matures in June 2001 and the Company has the option to extend the maturity on this loan for an additional year, subject to certain conditions, as defined. The remaining balance outstanding as of December 31, 2000 matures in March 2001. In connection with the loans, the Company issued warrants to the bank (see Note 10(e)). The fair value of the warrants has been recorded as a discount against these loans and is being amortized as interest expense over the term of the loans. The amount of unamortized discount was $81,000 and $14,000 as of December 31, 1999 and 2000, respectively.

8. Accrued Severance Pay

     Under Israeli law and labor agreements, the Company is required to make severance payments to dismissed employees leaving the Company in certain circumstances. The Company's severance pay liability to its employees is reflected by the balance sheet accrual and is funded mainly by the purchase of insurance policies in the name of the Company. Severance pay expense amounted to approximately $54,000, $76,000, and $291,000 in 1998, 1999 and 2000,
respectively.

9. Commitments

(a) Participation Payments

     In connection with its research and development activities, the Company received participation payments from the Government of Israel through the Ministry of Industry and Trade and Office of the Chief Scientist in the total amount of approximately $605,000. In return for the Government of Israels participation, the Company is committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% and 150% for certain grant amounts received. The Company's maximum royalty obligation is approximately $670,000, all of which $56,000 has been paid and $614,000 accrued as of December 31, 2000.

(b) Leases

     The Company operates primarily from leased facilities. Lease agreements expire through year 2005. Annual minimum future rental payments due under the lease agreements, at exchange rates in effect on December 31, 2000, are approximately as follows:


        For the year ended December 31,              Amount
        -------------------------------              ------
                                                 (In thousands)
        2001................................        $    733
        2002................................             449
        2003................................             465
        2004................................             470
        2005................................              71
                                                     -------
                                                     $ 2,188
                                                     =======

     Rent expense was $192,000, $213,000, $635,000, in 1998, 1999 and 2000,
respectively.

10.  Shareholders' Equity

(a)  Authorized Share Capital

     During 1998, the Company authorized 3,500,000 Series A preferred shares (Series A). During 1999, the Company authorized 5,000,000 Series B preferred shares (Series B). As of December 31, 2000, the Company has authorized 25,000,000 shares of NIS 0.01 par value ordinary shares.

(b) Initial Public Offering

     On August 15, 2000, the Company completed its initial public offering of 4,000,000 shares of its ordinary shares at $10.00 per share. Proceeds to the Company, net of underwriting discounts, commissions and offering costs, were $35.3 million.

     In connection with the offering all outstanding preferred shares were converted into 5,265,575 ordinary shares and 602,757 ordinary shares were issued to certain shareholders upon the exercise of certain options and warrants. In addition, the Company issued 258,500 ordinary shares to certain of its Series A preferred shareholders, which has been accounted for as a stock dividend. The Company has recorded a charge to additional paid-in capital for the par value of the ordinary shares issued and the amount of net loss attributable to ordinary shareholders used in the computation of basic and diluted net loss per share has been increased by the fair value of the ordinary shares issued.

(c) Preferred Shares

     In 1998, the Company issued 1,314,200 shares of Series A, with rights to purchase additional preferred and ordinary shares, to investors in consideration for approximately $3.8 million. In July 1999, the Company issued 1,022,800 shares of Series A to investors in consideration for approximately $3.0 million. In December 1999, the Company issued 2,904,765 shares of Series B preferred shares NIS 0.01 par value at $2.10 per share for gross proceeds of approximately $6.1 million. All outstanding preferred shares were converted into ordinary shares upon the completion of the initial public offering described above.

(d) Share Purchase Agreements

     Through several finance closings in 1998, in accordance with Series A purchase agreements, the Company issued to the investors warrants to purchase up to 1,314,200 additional shares of Series A at an exercise price of $2.97 per share. In 1999, the Company issued 1,022,800 shares of Series A in consideration for approximately $3.0 million pursuant to the exercise of these warrants. The remaining unexercised warrants to purchase 291,400 shares of Series A have expired.

     The Company also granted the investors options to purchase 2,050,000 ordinary shares at an exercise price of NIS 0.01 per share ("Share Par Value"). In 1999, the Company issued 1,595,400 ordinary shares as a result of the exercise of the options to purchase ordinary shares described above. The Company issued 454,600 ordinary shares pursuant to the remaining options upon the completion of the initial public offering in August 2000.

     In connection with one of the closings of Series A in 1998, certain investors were given the right to receive a number of ordinary shares equal to 3% of the Company's outstanding share capital at the time of the Series A financing, but not greater than 258,500 total ordinary shares. In connection with the initial public offering, the Company issued all 258,500 ordinary shares. In August 2000, the Company recorded a charge to additional paid-in capital valued at the Share Par Value of the ordinary shares.

(e) Ordinary Share Warrants

     In March 1999, the Company granted to a bank a fully vested warrant to purchase 142,857 ordinary shares at $2.10 per share. This warrant was exercised in full at an exercise price of $2.10 per share in August 2000, concurrent with the initial public offering. The Company has valued the warrant using the Black-Scholes option pricing model with the following assumptions: (1) life of two years, (2) no dividend yield, (3) volatility of 80%, (4) risk-free interest rate of 5% and (5) the warrant is exercised at $2.10 per share. The Company determined the value to be approximately $137,000, which is being amortized to interest expense over the two-year term of the note.

(f) Stock Option Plans

     In 1996, the Company adopted a key employee share incentive plan (the "1996 Option Plan"), which provides for the grant by the Company of option awards to officers and employees of the Company and its subsidiaries and to non-employees. An aggregate of 4,061,862 ordinary shares have been approved for issuance under the 1996 Option Plan. Options granted under the 1996 Option Plan vest ratably over vesting periods ranging from three to five years. The options expire 62 months from the date of issuance.

     In 1997, the Company adopted an affiliate stock option plan, which provides for the grant by the Company of nonqualified option awards to employees of RAD-Bynet Group of companies, which are affiliated companies. Through December 31, 2000, options to purchase approximately 75,000 ordinary shares are issued to non-employees. The Company has accounted for these options in accordance with SFAS No. 123 utilizing the Black-Scholes option pricing model with the following assumptions: (1) expected life of four years, (2) no dividend yield, (3) volatility of 80% and (4) a risk-free interest rate of 5%. The aggregate value of the options granted to nonemployees was approximately $176,000. The Company has charged to operations approximately $46,000, $24,000 and $23,000 in 1998, 1999 and 2000, respectively.

     In 2000, the Company adopted a share incentive plan (the "2000 Option Plan"), which provides for the grant by the Company of option awards to officers and employees of its US subsidiary. An aggregate of 1,750,000 ordinary shares have been approved for issuance under the 2000 Option Plan. Options granted under the 2000 Option Plan vest ratably over four years and expire 10 years from the date of issuance.

     Transactions related to the above noted option plans for the three years in the period ended December 31, 2000 are summarized as follows:

                                                             Weighted         Weighted
                                                              Average          Average
                                                             Exercise        Fair Value
                                               Options       Price Per       of Options
                                             Outstanding       Share          Granted
                                             -----------     ---------       -----------
Outstanding as of December 31, 1997.....        594,650        $  --
        Granted.........................         72,100           --           $   0.25
        Forfeited.......................        (15,700)          --
                                              ---------        -----
Outstanding as of December 31, 1998.....        651,050
        Granted.........................        857,061         0.68           $   1.04
        Forfeited.......................        (26,800)        0.60
                                              ---------        -----
Outstanding as of December 31, 1999.....      1,481,311         0.38
        Granted.........................      2,863,500         2.69           $   3.58
        Exercised.......................       (470,786)        0.12
        Forfeited.......................       (518,536)        2.59
                                              ---------        -----
Outstanding as of December 31, 2000.....      3,355,489        $2.05
                                              =========        =====

Exercisable as of December 31, 1998.....        570,060        $  --
                                              =========        =====

Exercisable as of December 31, 1999.....        767,055        $0.14
                                              =========        =====
Exercisable as of December 31, 2000.....        883,549        $0.64
                                              =========        =====

     The following table summarizes information about options outstanding and exercisable at December 31, 2000:

                                Options Outstanding              Options Exercisable
               -------------------------------------------     ------------------------
                                    Weighted
                   Number            Average      Weighted       Number        Weighted
               Outstanding at       Remaining     Average      Outstanding     Average
  Exercise      December 31,       Contractual    Exercise     December 31,    Exercise
   Price            2000          Life in Years    Price           2000         Price
------------   --------------     -------------   --------     ------------    --------
$         --       253,930            1.2          $  --           253,930      $   --
0.68 -  1.00     2,408,799            4.3           0.92           625,527        0.84
        2.70       200,000            9.9           2.70                --          --
        4.50        87,000            8.2           4.50                --          --
8.22 - 10.00       405,760            6.7           9.22             4,092       10.00
                 ---------                                         -------
                 3,355,489            4.9           2.05           883,549        0.64
                 =========                                         =======

     In 1999, the Company issued options that had performance based vesting provisions. The performance criteria were based on the Company attaining defined revenue and profitability amounts for 1999. In January 2000, the Company's Board of Directors approved the modification of these performance-based options to provide for time-based vesting. Accordingly, with this modification, the options are now fixed grants. The Company accounted for the options with performance criteria as variable options through December 31, 1999, marking them to market for the then current fair market value. The Company charged to operations approximately $144,000 in 1999 for these performance-based options.

     The amount of deferred compensation arising from the difference between the exercise price and the fair market value on the date of the grant of approximately $0, $582,000 and $6.7 million for options granted in 1998, 1999 and 2000, respectively, is included in shareholders equity and is being amortized over the vesting periods of the respective options in accordance with APB 25. Under APB 25, the deferred compensation expense in 1998, 1999 and 2000 amounted to approximately $149,000, $234,000 and $1.4 million, respectively. Unamortized deferred compensation totaled $5.7 million as of December 31, 2000.

     If deferred compensation had been determined under the alternative fair value accounting method provided for under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

                                                 For the Year Ended December 31,
                                      ------------------------------------------------------
                                             1998               1999              2000
                                          --------           ---------        -----------
                                                          (In thousands)
Net loss attributable to ordinary
   shareholders:
        As reported..................    $ (2,715)          $  (2,741)        $  (13,570)
        Pro forma....................      (2,715)             (2,831)           (13,947)
Net loss per share attributable to ordinary shareholders:
        As reported..................    $  (1.04)          $  (0.80)         $    (1.51)
        Pro forma....................       (1.04)             (0.83)              (1.55)

     Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1999 and 2000: (1) expected life of the options of two to four years; (2) no dividend yield; (3) expected volatility of 61% to 80%; and (4) a risk-free interest rate of 5%.

11. Taxes on Income

(a) Alternative Benefits Method

     The Company's investment program totaling approximately $66,000 has been granted "Approved Enterprise" status under the Israeli Law for Encouragement of Capital Investments, 1959. The Company is entitled to a benefit period of seven years, on income derived from this program, as follows: a full income tax exemption for the first two years and a reduced income tax rate of 25% (instead of the regular rate of 36%) for the remaining five year period. If foreign shareholdings in the Company exceed 25%, the period for which the Company is entitled to a reduced income tax is extended to eight years.

     If the Company distributes a cash dividend out of retained earnings which were tax exempt due to its approved enterprise status, the Company would have to pay a 25% corporate tax on the amount distributed, and a further 15% withholding tax would be deducted from the amounts distributed to the recipients.

     Should the Company derive income from sources other than the approved enterprise programs during the relevant period of benefits, such income will be taxable at the regular corporate tax rate, which is 36%.

     The benefits from the Company's approved enterprise programs are dependent upon the Company fulfilling the conditions stipulated by the Law for Encouragement of Capital Investments, 1959 and the regulations published under this law, as well as the criteria in the approval for the specific investment in the Company's approved enterprise programs. If the Company does not comply with these conditions, the tax benefits may be canceled, and the Company may be required to refund the amount of the canceled benefits, with the addition of linkage differences and interest. As of the date of these financial statements, the Company believes it complies with these conditions.

(b) Inflationary Adjustments

     The Company is subject to the Income Tax Law (Inflationary Adjustments), 1985 measuring income on the basis of changes in the Israeli Consumer Price Index.

(c) Industrial Company

     The Company currently qualifies as an "Industrial Company" under the Law for Encouragement of Industry (Taxes), 1969 and is therefore entitled to tax benefits, mainly accelerated depreciation of machinery and equipment and deduction of expenses incurred in connection with a public offering.

(d) Net Operating Losses

     As of December 31, 2000, the Company's net operating loss carryforwards for tax purposes amounted to approximately $9.0 million. These net operating losses may be carried forward indefinitely and offset against future taxable income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax exempt. Therefore, the income tax rate of the Company during the tax-exempt period will be zero and there will be no tax benefit available from these losses and no deferred income taxes have been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

     Through December 31, 1995, the Company's losses for tax purposes were assigned to a shareholder, and are not available to the Company.

     The U.S. subsidiary's carryforward tax losses through December 31, 2000 amounted to approximately $7.9 million. These losses are available to offset future U.S. taxable income of the U.S. subsidiary and will expire between the years 2012 and 2020. Net operating loss carryforwards are subject to review and possible adjustments by the Internal Revenue Service (IRS) and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant shareholders over a three-year period.

     The components of the Company's US deferred tax asset are approximately as follows:

                                                  December 31,
                                              ------------------
                                                1999      2000
                                              --------  --------
                                                (In thousands)

Net operating loss carryforwards........       $1,128    $3,084
Temporary items.........................           88       164
                                               ------    ------
                                                1,216     3,248
Less - Valuation allowance..............        1,216     3,248
                                               ------    ------
Net deferred tax asset..................       $   --    $   --
                                               ======    ======

     The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the timing of the realization of these tax benefits.

(e) Final Tax Assessments

     The Company has received final tax assessments regarding tax years until the end of 1995.

12. Related Party Balances and Transactions

     Management believes that all related party transactions have been conducted on an arms length basis. Balances with related parties consisted of the following:


                                                  December 31,
                                              ------------------
                                                1999      2000
                                              --------  --------
                                                (In thousands)

Accounts receivable.....................       $   39     $   62
Accounts payable and accrued expenses...           36         62
Long-term loan (See Note 7).............        1,447         --


     Transactions with related parties consisted of the following:


                                               For the Year Ended December 31,
                                              --------------------------------
                                               1998          1999         2000
                                              ------        ------       ------
                                                       (In thousands)
Revenues...............................       $  71          $ 64        $  --
Costs and expenses.....................         (51)          (58)         (93)
Finance expenses.......................        (118)          (33)         (52)
Property and equipment purchased.......          22             1           63

13. Valuation and Qualifying Accounts

     A summary of the allowance for doubtful accounts and sales returns is as follows:
                                              For the Year Ended December 31,
                                              --------------------------------
                                               1998          1999         2000
                                              ------        ------       ------
                                                       (In thousands)
Balance, beginning of year.................   $  --          $  --        $ 150
   Additions...............................      --            150          266
   Write-offs..............................      --             --          (71)
                                              -----          -----        -----
Balance, end of year.......................   $  --          $ 150        $ 345
                                              =====          =====        =====

14. Disclosures About Segments of an Enterprise

     The Company has adopted SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to shareholders. SFAS No. 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision making group, in making decisions how to allocate resources and assess performance.

     The Company's chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and has managed its business as principally one operating segment.

     The Company's revenues by its customers' geographic locations are as follows:
                                              For the Year Ended December 31,
                                              --------------------------------
                                               1998          1999         2000
                                              ------        ------       ------
                                                       (In thousands)
United States..............................    $910        $4,433        $8,927
Europe.....................................      39           413         1,137
Israel.....................................      13           241           551
Other......................................       4            23           175
                                               ----        ------       -------
                                               $966        $5,110       $10,790
                                               ====        ======       =======

     The Company established subsidiaries in the United Kingdom and Germany in 2000. Operations in various geographic areas, since the inception of those entities, are summarized as follows:

                                        United States    Israel    Europe    Eliminations    Consolidated
                                        -------------   --------  --------   ------------    ------------
                                                                  (In thousands)
Year Ended December 31, 1998
   Total Revenues...................       $   909      $     57     $  --      $    --          $     966
                                           =======      ========     =====      =======          =========
   Net loss.........................       $  (842)     $ (1,873)    $  --      $    --          $  (2,715)
                                           =======      ========     =====      =======          =========
   Identifiable assets..............       $   594      $  2,432     $  --      $  (642)         $   2,384
                                           =======      ========     =====      =======          =========
Year Ended December 31, 1999
   Total Revenues...................       $ 4,413      $    697     $  --      $    --          $   5,110
                                           =======      ========     =====      =======          =========
   Net loss.........................       $(2,080)     $   (661)    $  --      $    --          $  (2,741)
                                           =======      ========     =====      =======          =========
   Identifiable assets..............       $ 2,720      $ 12,615     $  --      $(4,485)         $  10,850
                                           =======      ========     =====      =======          =========
Year Ended December 31, 2000
   Total Revenues...................       $ 8,927      $  1,863     $  --      $    --          $  10,790
                                           =======      ========     =====      =======          =========
   Net loss.........................       $(5,080)     $ (6,368)    $ 463      $    --          $ (10,985)
                                           =======      ========     =====      =======          =========
   Identifiable assets..............       $ 4,368      $ 43,750     $ 217      $(8,622)         $  39,713
                                           =======      ========     =====      =======          =========

15. QUARTERLY STATEMENT OF OPERATIONS INFORMATION (UNAUDITED)

     The following table presents a summary of quarterly results of operations for 1999 and 2000:

                                                                   Quarter Ended
                                      ---------------------------------------------------------------
                                        March 31,       June 30,        September 30,   December 31,
                                          1999            1999              1999            1999
                                        ---------       --------        -------------   ------------
                                                              (In thousands)
Total revenues....................      $    628        $  1,021           $   1,588      $  1,873
                                        ========        ========           =========      ========
Gross profit......................      $    566        $    949           $   1,458      $  1,730
                                        ========        ========           =========      ========
Net loss..........................      $   (573)       $   (585)          $    (468)     $ (1,115)
                                        ========        ========           =========      ========
Basic and diluted net loss
   per share attributable
   to ordinary shareholders.......      $  (0.22)       $  (0.22)          $   (0.11)     $  (0.27)
                                        ========        ========           =========      ========

                                                                   Quarter Ended
                                      ---------------------------------------------------------------
                                        March 31,       June 30,        September 30,   December 31,
                                          2000            2000              2000            2000
                                        ---------       --------        -------------   ------------
                                                              (In thousands)

Total revenues.....................     $  2,266        $  2,701           $   3,102      $  2,721
                                        ========        ========           =========      ========
Gross profit.......................     $  2,061        $  2,458           $   2,821      $  2,400
                                        ========        ========           =========      ========
Net loss...........................     $ (1,050)       $ (2,076)          $  (3,314)     $ (4,545)
                                        ========        ========           =========      ========
Net loss attributable to
   ordinary shareholders                $ (1,050)       $ (2,076)          $  (5,899)     $ (4,545)
                                        ========        ========           =========      ========
Basic and diluted net loss
   per share attributable
   to ordinary shareholders........     $  (0.25)       $  (0.49)          $   (0.54)     $  (0.28)
                                        ========        ========           =========      ========


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

                                    PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information required by this item is incorporated herein by reference to the section titled "Election of Directors" included in the Company's Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 11. EXECUTIVE COMPENSATION

     The information required by this item is incorporated herein by reference to the section titled "Executive Compensation" included in the Company's Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this item is incorporated herein by reference to the section titled "Voting Securities" included in the Company's Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this item is incorporated herein by reference to the section titled "Compensation Committee Interlocks, Insider Participation and Certain Transactions" included in the Company's Proxy Statement for the Annual Meeting of Shareholders which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

                                     PART IV

ITEM 14. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

     Financial statements are shown in the index and other information on page 27 of this report.

(a)(2) Schedules.

     All schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

(a)(3) Exhibit Index

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.       Description

3.1 Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

3.2 Form of Articles of Association of Registrant (filed as Exhibit 3.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

4.1 Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

4.2 Investor Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.1 Lease Agreement for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation) (filed as Exhibit 10.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.2 Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts, 01803 (filed as Exhibit 10.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.3 Lease Agreement for 890 Hillview Court, Suite 130, Milpitas, California 95035 (filed as Exhibit 10.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.4 Key Employee Share Incentive Plan (1996) (filed as Exhibit 10.4 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.5 United States Share Incentive Plan (filed as Exhibit 10.6 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.6 Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

21.1*    Subsidiaries of the Registrant
-----------------------------------------
*   Filed herewith

(a) (4) Reports on Form 8-K:

No reports on Form 8-K were filed in the three-month period ended December 31, 2000.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Act of 1934, the registrant, RadView Software Ltd., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, in the Commonwealth of Massachusetts, on this 28th day of March, 2001.

                                        RadView Software Ltd.

                                        By: /s/ Ilan Kinreich
                                           -------------------------------------
                                           Ilan Kinreich
                                           President and Chief Executive Officer

     Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

   /s/ Ilan Kinreich        President, Chief Executive Officer      March 28, 2001
-------------------------   and Director
     Ilan Kinreich

  /s/ Yehuda Zisapel        Director                                March 28, 2001
-------------------------
     Yehuda Zisapel

   /s/ Shai Beilis          Director                                March 28, 2001
-------------------------
      Shai Beilis

  /s/ William Geary         Director                                March 28, 2001
-------------------------
        William Geary

 /s/ Robert Steinkrauss     Director                                March 28, 2001
-------------------------
   Robert Steinkrauss

  /s/ Christopher Stone     Director                                March 28, 2001
-------------------------
    Christopher Stone

 /s/ Brian E. LeClair       Vice President and Chief                March 28, 2001
-------------------------   Financial Officer
    Brian E. LeClair