Form 10-Q
period 2001-03-31
RADVIEW SOFTWARE LTD
filed 2001-05-15
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

X Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2001

OR

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

          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes X No      , and (2) has been subject to such filing requirements for the past 90 days: Yes X No      .

          As of April 30, 2001, there were 16,366,572 shares of the Registrant’s Ordinary Shares outstanding.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
Form 10-Q INDEX

	PART I. FINANCIAL INFORMATION
		Page No.
Item 1.	Condensed Consolidated Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2001 and
	December 31, 2000	3
	Condensed Consolidated Statements of Operations for the three months
	ended March 31, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows for the three months
	ended March 31, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6-9
Item 2.	Management’s Discussion and Analysis of Financial Condition and
	Results of Operations	10-12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	13
	PART II. OTHER INFORMATION
Item 2.	Changes in Securities and Use of Proceeds	13
Item 6.	Exhibits and Reports on Form 8-K	13
	Signatures	14

PART I – FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

                                                                 March 31,   December 31,
                                                                    2001        2000
                                                                -----------  -----------
ASSETS

Current Assets:
    Cash and cash equivalents                                     $ 24,526     $ 33,469
    Accounts receivable, net                                         1,777        2,473
    Prepaid expenses                                                   801          728
                                                                -----------  -----------
        Total current assets                                        27,104       36,670

Property and Equipment, net                                          2,455        2,503
Deposits and Other Assets                                              591          540
                                                                -----------  -----------
        Total assets                                              $ 30,150     $ 39,713
                                                                ===========  ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

Current Liabilities:
    Current maturities of long-term loans                         $      -     $  3,814
    Accounts payable                                                 1,150        2,004
    Accrued expenses                                                 2,967        2,802
    Deferred revenue                                                 1,523        1,459
                                                                -----------  -----------
        Total current liabilities                                    5,640       10,079
                                                                -----------  -----------
Long-term Liabilities:
    Accrued severance                                                  661          630
                                                                -----------  -----------
        Total liabilities                                            6,301       10,709
                                                                -----------  -----------

Shareholders' Equity:
    Ordinary shares, NIS 0.01 par value --
        Authorized -- 25,000,000 shares;
        Issued and outstanding -- 16,366,572 shares at March 31,
        2001 and December 31, 2000                                      42           42
    Additional paid-in capital                                      57,893       58,688
    Deferred compensation                                           (4,630)      (5,723)
    Accumulated deficit                                            (29,456)     (24,003)
                                                                -----------  -----------
        Total shareholders' equity                                  23,849       29,004
                                                                -----------  -----------
        Total liabilities and shareholders' equity                $ 30,150     $ 39,713
                                                                ===========  ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

                                                         Three months ended
                                                               March 31,
                                                          2001        2000
                                                        ---------- -----------
Revenues:
    Software licenses                                    $  1,566    $  1,932
    Service                                                   737         334
                                                        ---------- -----------
      Total revenues                                        2,303       2,266
                                                        ---------- -----------
Cost of Revenues:
    Software licenses                                          87         153
    Service                                                   325          52
                                                        ---------- -----------
      Total cost of revenues                                  412         205
                                                        ---------- -----------
      Gross profit                                          1,891       2,061
                                                        ---------- -----------

Operating Expenses:
    Sales and marketing (1)                                 4,334       1,427
    Research and development (1)                            1,842         777
    General and administrative (1)                            931         668
    Stock-based compensation (1)                              298         181
    Nonrecurring charges (Note 4)                             237           -
                                                        ---------- -----------
      Total operating expenses                              7,642       3,053
                                                        ---------- -----------
      Operating loss                                       (5,751)       (992)
                                                        ---------- -----------
Interest income (expense)                                     277         (41)
Other income (expense)                                         21         (17)
                                                        ---------- -----------
      Net loss attributable to ordinary shareholders     $ (5,453)   $ (1,050)
                                                        ========== ===========
Net Loss Per Share Attributable to
    Ordinary Shares (Note 3(a)):
      Basic and diluted net loss per share               $  (0.33)   $  (0.25)
                                                        ========== ===========
      Basic and diluted weighted average shares
        outstanding                                        16,367       4,194
                                                        ========== ===========
Pro Forma Net Loss Per Share Attributable
    to Ordinary Shares (Note 3 (b)):
      Basic and diluted net loss per share               $  (0.33)   $  (0.09)
                                                        ========== ===========
      Weighted average shares outstanding -
        basic and diluted                                  16,367      11,887
                                                        ========== ===========
------------------------------------
(1)   The following summarizes the departmental allocation of
        the stock-based compensation charge:

      Sales and marketing                                $    158     $    58
      Research and development                                 86          30
      General and administrative                               54          93
                                                        ---------- -----------
        Total stock-based compensation                   $    298    $    181
                                                        ========== ===========

     The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

                                                                            Three months ended
                                                                                 March 31,
                                                                          2001            2000
                                                                      -------------   --------------
Cash Flows from Operating Activities:
     Net loss                                                           $   (5,453)      $   (1,050)
     Adjustments to reconcile net loss to net cash used
       in operating activities --
           Depreciation and amortization                                       261              134
           Amortization of deferred compensation                               298              181
           Interest accrued on long-term loans                                   -               67
           Accrued severance pay                                                31                4
           Changes in operating assets and liabilities--
               Accounts receivable                                             696              188
               Prepaid expenses                                                (73)             (77)
               Accounts payable                                               (854)            (206)
               Accrued expenses                                                165               76
               Deferred revenue                                                 64              264
                                                                      -------------   --------------
                  Net cash used in operating activities                     (4,865)            (419)
                                                                      -------------   --------------
Cash Flows from Investing Activities:
     Purchases of short-term investments                                         -           (2,013)
     Purchases of property and equipment                                      (213)            (614)
     Increase in other assets                                                  (51)             (38)
                                                                      -------------   --------------
                  Net cash used in investing activities                       (264)          (2,665)
                                                                      -------------   --------------
Cash Flows from Financing Activities:
     Repayment of long-term loans                                           (3,814)            (118)
     Other                                                                       -               25
                                                                      -------------   --------------
                  Net cash used in financing activities                     (3,814)             (93)
                                                                      -------------   --------------
Decrease in Cash and Cash Equivalents                                       (8,943)          (3,177)

Cash and Cash Equivalents, Beginning of Period                              33,469            7,652
                                                                      -------------   --------------
Cash and Cash Equivalents, End of Period                                $   24,526       $    4,475
                                                                      =============   ==============

Cash Paid During the Period for Interest                                $       53       $        -
                                                                      =============   ==============

     The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. Operations

     RadView Software Ltd. (the Company) is an Israeli corporation. The Company develops, markets and supports software that enables organizations to verify the scalability, efficiency and reliability of Web applications, and facilitates their rapid development.

2. Significant Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The significant policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

(a) Financial Statements in U.S. Dollars

     The consolidated financial statements of the Company have been prepared in U.S. dollars because the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. Substantially all of the Company's sales are in U.S. dollars. Most purchases of materials, components and most marketing costs are denominated in U.S. dollars. Therefore, the functional currency of the Company is the U.S. dollar.

     Transactions and balances denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with the principles set forth in Financial Accounting Standards Board of the United States (FASB) Statement of Accounting Standards (SFAS) No. 52, Foreign Currency Translation.Accordingly, items have been translated as follows:

  Monetary Items — At the exchange rate in effect on the balance sheet date.
  Nonmonetary Items — At historical exchange rates.
  Revenue and Expense Items — At the exchange rates in effect as of the date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

     All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations. The representative rates of exchange as of March 31, 2001 and March 31, 2000 were U.S.$1.00 to 4.205 and 4.038 New Israeli Shekel (NIS), respectively.

(b) Interim Financial Statements

     The accompanying consolidated balance sheet as of March 31, 2001 and the consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2001 and 2000, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 29, 2001.

(c) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All material intercompany balances and transactions have been eliminated in consolidation.

(d) Revenue Recognition

     The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, the Company defers the fair value of the undelivered elements and recognizes the remaining value for the delivered elements.

     Revenues from software product licenses are recognized upon delivery of the software provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable. Revenues under multiple element arrangements, which may include software, software maintenance and training, are allocated to each element based on their respective fair values, based on vendor-specific objective evidence. This objective evidence represents the price of products and services when sold separately. Revenue is recognized for software licenses sold to resellers or distributors at the time of shipment, provided that all revenue recognition criteria set forth in SOP 97-2 are fulfilled.

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

(e) Cash Equivalents

     Cash equivalents are highly liquid investments with original maturities of less than 90 days. The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value.

3. Earnings Per Share

(a) Net Loss Per Share

     Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. Basic and diluted net loss per ordinary share was determined by dividing net loss attributable to ordinary shareholders by the weighted average ordinary shares outstanding during the period. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company’s potential additional ordinary shares were antidilutive.

     The following table summarizes the securities outstanding as of each period end that were not included in the calculation of diluted net loss per share as their inclusion would be antidilutive.

	As of March 31,
	2001	2000
	(in thousands)
Stock options to purchase ordinary shares	3,575	4,894
Warrants to purchase ordinary shares	–	143
Convertible preferred stock	–	5,242

     In accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 98, Earnings Per Share in an Initial Public Offering, the Company determined that there were no nominal issuances of the Company’s ordinary shares prior to the Company’s initial public offering, completed in August 2000.

(b) Pro Forma Net Loss Per Share

     Pro forma net loss per share has been computed as described above and also gives effect to preferred shares that were converted upon the completion of the Company’s initial public offering in August 2000, using the if-converted method, from the original date of issuance.

     The following table reflects the reconciliation of the shares used in the computation of pro forma net loss per share.

	Three months ended March 31,
	2001	2000
	(In thousands)
Pro forma basic and diluted:
Weighted average ordinary shares outstanding used in computing
net loss per share	16,367	4,194
Weighted average ordinary shares issuable upon the conversion of
preferred stock	–	5,242
Weighted average ordinary shares issuable upon the exercise of
outstanding warrant	–	143
Weighted average ordinary shares issuable upon exercise of
outstanding options held by certain shareholders	–	2,050
Weighted average ordinary shares to be issued to certain Series
A preferred shareholders	–	258

Weighted average ordinary shares outstanding used in computing
pro forma basic and diluted net loss per share	16,367	11,887

4. Nonrecurring Charge

     Nonrecurring charges includes a $237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001.

5. Shareholders’ Equity

     During the quarter ended March 31, 2001, the Company granted options to purchase an aggregate of 717,000 ordinary shares to employees and affiliates at exercise prices equal to the then current fair market value on the date of grant.

6. Comprehensive Income (Loss)

     SFAS No. 130, Reporting Comprehensive Income, requires disclosure of all components of comprehensive income (loss) on an annual and interim basis. Comprehensive income (loss) is defined as the change in equity of a business enterprise during a period from transactions and other events and circumstances from nonowner sources. The Company’s comprehensive loss is equal to its net loss for all periods presented.

7. Disclosures About Segments of an Enterprise

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

     The Company’s chief operating decision makers, as defined under SFAS No. 131, are the Chief Executive Officer and the Chief Financial Officer. To date, the Company has viewed its operations and has managed its business as principally one operating segment.

     The Company’s revenues by geographic area are as follows:

	Three months ended March 31,
	2001	2000
	(In thousands)
United States	$ 1,673	$ 2,001
Europe	295	210
Israel	147	41
Other	188	14

Total revenues	$ 2,303	$ 2,266

8. Recent Accounting Pronouncements

     In June 1998, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. To date, the Company has not engaged in derivative and hedging activities, and accordingly the adoption of the SFAS No. 133 did not have a material impact on its financial reporting and related disclosures.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Statements in this Quarterly Report on Form 10-Q concerning RadView’s business outlook or future performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under U. S. federal securities laws. Forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. These risks, uncertainties and factors include, but are not limited to: our limited operating history and history of losses; market acceptance of our products; our ability to develop new products and enhance existing products; impact of significant competition; and other factors detailed in RadView’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

Results of Operations

     The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

                                                    Three months ended
                                                          March 31,
                                                   2001            2000
                                             --------------  --------------
Revenues:
    Software licenses                                  68.0%           85.3%
    Services                                           32.0%           14.7%
                                               --------------  --------------
      Total revenues                                  100.0%          100.0%
                                               --------------  --------------
Cost of Revenues:
    Software licenses                                   3.8%            6.7%
    Services                                           14.1%            2.3%
                                               --------------  --------------
      Total cost of revenues                           17.9%            9.0%
                                               --------------  --------------
      Gross profit                                     82.1%           91.0%
                                               --------------  --------------
Operating Expenses:
    Sales and marketing                               188.2%           63.0%
    Research and development                           80.0%           34.3%
    General and administrative                         40.4%           29.5%
    Stock-based compensation                           12.9%            8.0%
    Nonrecurring charges                               10.3%            0.0%
                                               --------------  --------------
                                                      331.8%          134.8%
                                               --------------  --------------
      Operating loss                                 (249.7%)         (43.8%)
                                               --------------  --------------
Interest income (expense), net                         12.0%           (1.8%)
Other income (expense)                                  0.9%           (0.7%)
                                               --------------  --------------
      Net loss                                       (236.8%)         (46.3%)
                                               ==============  ==============

Three Months Ended March 31, 2001 and 2000

Revenues

     Total Revenues. Total revenues were approximately $2.3 million for the three months ended March 31, 2000 and 2001.

     Software Licenses. Software license revenues decreased 18.9%, from $1.9 million for the three months ended March 31, 2000 to $1.6 million for the same period in 2001. Software license revenues decreased due to lower revenues from the Webload Resource Manager product, which represented 44.0% of software license revenues for the three months ended March 31, 2000 to 28.5% for the same period in 2001.

     Services. Services revenues increased 120.7%, from $334,000 for the three months ended March 31, 2000 to $737,000 for the same period in 2001. The increase was due to higher maintenance and training revenues resulting from an increase in the Company’s installed customer base.

Cost of Revenues

     Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses decreased from $153,000, or 7.9% of software license revenue, for the three months ended March 31, 2000 to $87,000, or 5.6% of software license revenue, for the same period in 2001. This decrease was due to lower royalty costs for third-party software in 2001.

     Services. Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services increased from $52,000, or 15.6% of service revenue, for the three months ended March 31, 2000 to $325,000, or 44.2% of service revenue, for the same period in 2001. This increase was due to increased personnel costs to provide support and maintenance services.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing communication costs such as advertising and product promotion. Sales and marketing expenses increased from $1.4 million, or 63.0% of total revenues, for the three months ended March 31, 2000 to $4.3 million, or 188.2% of total revenues, for the same period in 2001. The increase was due to the expansion of the Company’s sales department from 15 to 46 employees and an incremental $1.7 million spent on marketing programs, such as advertising, trade shows and lead-generation activities.

     Research and Development. Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products. Research and development expenses increased from $777,000, or 34.3% of total revenues, for the three months ended March 31, 2000, to $1.8 million, or 80.0% of total revenues, for the same period in 2001. The increase was due to an increase in the number of research and development personnel from 32 to 52 employees and related costs.

     General and Administrative. General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses and costs. General and administrative expenses increased from $668,000, or 29.5% of total revenues, for the three months ended March 31, 2000 to $931,000, or 40.4% of total revenues, for the same period in 2001. The increase was due to an increase in the number of finance and administrative personnel to accommodate the Company’s growing U.S. operations and increased costs associated with being a publicly-held company.

     Stock-based Compensation. Stock-based compensation expenses increased from $181,000 or 8.0% of total revenues, for the three months ended March 31, 2000, to $298,000 or 12.9% of total revenues, for the same period 2001. The increase was due to the timing of recording stock-based compensation.

     Nonrecurring Charges. Nonrecurring charges consist of a $237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001.

     Interest Income (Expense), Net. Interest income (expense), net consists principally of interest expense incurred in connection with long-term debt, offset by interest earned on cash investments. There was interest expense of $41,000 for the three months ended March 31, 2000 compared to interest income of $276,000 for the same period in 2001. The interest income resulted from investment of the net proceeds of the Company’s initial public offering in August 2000 and the decrease in interest expense resulted from the repayment of all long-term debt during the first quarter of 2001.

     Other Income (Expense), Net. Other income (expense), net consists principally of currency translation gains and losses. There was other expense of $17,000 for the three months ended March 31, 2000 compared to other income of $21,000 for the same period in 2001. This change was due to exchange rate fluctuations.

     Income Taxes. The Company has estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $10 million through March 31, 2001 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax exempt. Therefore, the income tax rate of the Company during the tax-exempt period will be zero. There will be no tax benefit available from these losses and no deferred income taxes have been included in the Company’s financial statements.

     The Company’s U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $5 million through March 31, 2001. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2021. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

     As of March 31, 2001, cash and cash equivalents totaled $24.5 million compared to $33.5 million as of December 31, 2000.

     Cash used in operating activities was $4.9 million for the three months ended March 31, 2001 and $419,000 for the same period in 2000. Cash used for the first three months of 2001 was due to the net loss of $5.5 million and a $854,000 decrease in accounts payable, offset in part by depreciation, other noncash charges, a $696,000 decrease in accounts receivable, a $165,000 increase in accrued expenses and a $64,000 increase in deferred revenue. Cash used for the first three months of 2000 was due to a net loss of $1.0 million and a $206,000 decrease in accounts payable, offset in part by depreciation, other noncash charges, a $188,000 increase in accounts receivable and a $264,000 increase in deferred revenue.

     Cash used in investing activities was $264,000 for the three months ended March 31, 2001 and $2.7 million for the same period in 2000. Cash used in investing activities for the first three months of 2001 was primarily for purchases of property and equipment. Cash used in investing activities for the first three months of 2000 was primarily to purchase $2.0 million of short-term investments and $614,000 of property and equipment.

     Cash used in financing activities was $3.8 million for the three months ended March 31, 2001 and $93,000 for the same period in 2000. Cash used in financing activities for the first three months of 2001 consisted primarily of $3.8 million for the repayment of all outstanding long-term debt. Cash used in financing activities for the first three months of 2000 consisted principally of $118,000 for the repayment of principal on related party loans.

     The Company expects to continue investing in its operating expenses at the current levels, particularly sales and marketing and research and development expenses, for the foreseeable future as it executes its business plan. As a result, these operating expenses, as well as planned capital expenditures, are expected to constitute a material use of the Company’s cash resources. In addition, the Company may utilize its cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

     The Company believes that its existing cash and cash equivalents will be sufficient to meet its anticipated needs for working capital and capital expenditures for at least the next 12 months. The Company may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, the Company may not be able to complete financing on acceptable terms or at all.

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

PART II – OTHER INFORMATION

Item 2. Changes in Securities

(d) Use of Proceeds from Sale of Registered Securities

     On August 9, 2000, in connection with the Company’s initial public offering, the Securities and Exchange Commission declared effective a Registration Statement on Form F-1 (No.333-41526) that registered 5,750,000 ordinary shares. The managing underwriters in the offering were Donaldson Lufkin Jenrette, Wit SoundView, Piper Jaffrey, and DLJdirect.

     On August 15, 2000, the Company sold 4,000,000 of such ordinary shares at an initial public offering price of $10.00 per share, generating gross offering proceeds of $40 million. After deducting $2.8 million in underwriting discounts and approximately $1.9 million in other related expenses, the net proceeds to the Company were approximately $35.3 million.

     Through March 31, 2001, the Company has used $10.8 million of the net proceeds from the initial public offering as follows:

  $1.2 million for capital expenditures;
  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;
  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank; and
  $4.4 million for working capital.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibit Index

     10.1 Employment Agreement dated February 6, 2001 with Ilan Kinreich, President and Chief Executive Officer

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed in the three-month period ended March 31, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.
(Registrant)

Brian E.LeClair
Vice President and Chief Financial Officer

Dated: May 14, 2001