Form 10-K/A
period 2000-12-31
RADVIEW SOFTWARE LTD
filed 2001-05-23
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

(Mark one)

X	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Telephone Number (781) 238-1111
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Ordinary Shares, 0.01 NIS par value
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   X   No      .

Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq National Market, of voting shares held by non-affiliates at May 11, 2001: $5,889,282 (excludes shares held by Executive Officers, Directors, and beneficial owners of more than 10% of the Company’s Ordinary Shares). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of May 11, 2001 there were 16,366,572 shares of the Registrant’s Ordinary Shares outstanding.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

DOCUMENTS INCORPORATED BY REFERENCE

The information required under Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant’s definitive proxy statement relating to the annual meeting of shareholders held on May 16, 2001, which definitive proxy statement was filed with the Securities and Exchange Commission on April 18, 2001.

Part III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table contains certain information about the directors and executive officers of the registrant:

        Name                     Age          Position

Shai Beilis...................    52    Chairman of the Board
Ilan Kinreich.................    43    Chief Executive Officer, President and
                                         Director
Brian E. LeClair..............    48    Vice President, Chief Financial Officer
James Clemens.................    38    Vice President, Sales
William J. Geary..............    41    Director
Robert Steinkrauss............    49    Director
Christopher M. Stone..........    43    Director
Kathleen A. Cote..............    52    Director

Shai Beilis has served as a director since May 1998. Mr. Beilis was elected as Chairman of the Board in May 2001. Mr. Beilis has been the Chairman and Managing Partner of Formula Ventures Ltd. since December 1998. From January 1995 until joining Formula, Mr. Beilis served as the Chief Executive Officer of Argotec Ltd., a wholly-owned subsidiary of Formula Systems (1985) Ltd. established in 1993 to capitalize on investment opportunities in the IT sector where he was responsible for initiating, overseeing and managing Argotec’s investments. Before joining Formula Systems (1985) Ltd., Mr. Beilis served as Chief Executive Officer of Clal Computers and Technology Ltd. and was employed by Digital Equipment Corporation. Mr. Beilis serves as a director for Formula Systems (1985) Ltd., Crystal System Solutions Ltd., Applicom Software Industries Ltd. and several private companies. Mr. Beilis holds a B.S. degree in Mathematics and Economics from the Hebrew University in Jerusalem and a M.S. in Computer Science from the Weizmann Institute of Science.

Ilan Kinreich has served as our Chief Executive Officer and President since inception of our operations in 1993. From August 1989 to February 1991, Mr. Kinreich was a co-founder and Vice President of Research and Development at Mercury Interactive, a software testing company. From May 1985 until joining Mercury Interactive, Mr. Kinreich held the position of Research and Development Manager at Daisy Systems. Prior to that, Mr. Kinreich was part of the integration team for the Lavi jet fighter. Prior to this, Mr. Kinreich served seven years in the Israel Defense Forces, holding the rank of Captain, where he led development and deployment of command and control systems. Mr. Kinreich holds a B.Sc. in Mathematics and Computer Science from Bar Ilan University.

Brian E. LeClair joined us as our Chief Financial Officer in December 2000. From May 1999 until joining us, Mr. LeClair served as Executive Vice President and Chief Financial Officer of Infosis Corp., a software company. From April 1998 until joining Infosis Corp., Mr. LeClair served as the Vice President and Chief Financial Officer for Beacon Application Services, a systems integration company. From 1997 until joining Beacon Application Services, Mr. LeClair served as the Chief Financial Officer of Microcom after its acquisition by Compaq Computers in 1997 and served as the Corporate Controller of Microcom from 1995 until the acquisition. In addition, Mr. LeClair has four years of public accounting experience as a Certified Public Accountant with Arthur Andersen LLP. Mr. LeClair has a B.S., in accounting from Northeastern University.

James Clemens joined us as our Vice President, Sales in April 2000. From December 1998, until joining us, Mr. Clemens served as Vice President, Sales at LiveVault Corporation, formerly Network Integrity, a software company. From September 1988, until joining Network Integrity, Mr. Clemens served in several positions for Silicon Graphics, and was most recently Area Vice President. Mr. Clemens has a B.A. in Computer Science from Dartmouth College.

William J. Geary has served as a director since December 1999. Mr. Geary has been a General Partner of North Bridge Venture Partners III, L.P. since its inception in August 1998, a General Partner of North Bridge Venture Partners II, L.P. since its inception in September 1996, and a Principal of North Bridge Venture Partners, L.P. since its inception in March 1994. Mr. Geary has also been a General Partner of North Bridge Venture Partners IV, L.P. since its inception in September 1999. Mr. Geary serves as a director in eBenX, Inc. and 2nd Century Communications, Inc. and several private technology companies Mr. Geary holds a B.S. from Boston College, School of Management and is a Certified Public Accountant.

Robert Steinkrauss has served as a director since the completion of our initial public offering in August 2000. From November 1999 to April 2000, Mr. Steinkrauss served as Vice President and General Manager of the WAN Systems Group of Lucent Technologies Inc. Prior to that, Mr. Steinkrauss served as President of Xedia Corporation from February 1998 to November 1999. From February 1995 to February 1998, Mr. Steinkrauss served as Chairman, President and Chief Executive Officer of Raptor Systems Inc., which was sold to Axent Technologies Inc. in February 1998. Mr. Steinkrauss received a B.A. from Boston College, magna cum laude, and is a Certified Public Accountant.

Christopher M. Stone has served as a director since the completion of our initial public offering in August 2000. Mr. Stone is a founder and has served as President and Chief Executive Officer of Tilion, Inc. since its inception in January 2000. Tilion is an infrastructure service provider for in-the-net commerce analytics. From August 1997 to October 1999, Mr. Stone served as Executive Vice President of corporate strategy and development at Novell, Inc. From 1989 to 1992, Mr. Stone served as Chief Executive Officer of the Object Management Group Inc., a software development standardization group of which he was also a founder. Mr. Stone currently serves on the board of directors of Entrust Technologies, Inc. Mr. Stone holds a B.S. in Computer Science from University of New Hampshire and an Executive M.B.A. from University of Virginia’s Darden School of Business.

Kathleen A. Cote was elected as a member of our Board of Directors at the Annual Meeting in May 2001. Ms. Cote has served as President of Seagrass Partners since September 1998. Seagrass Partners is a consulting firm that focuses on early-stage Internet companies. From 1996 to 1998, Ms. Cote served as President and Chief Executive Officer of Computervision Corporation and served as President and Chief Operating Officer of from 1995 to 1996. Ms. Cote currently serves on the board of directors of Vtel, Inc., Worldport Communications, Inc. Ms. Cote is a former director of MediaOne Group, Baynetworks Inc., Babson College, Mass High Tech Council, National Urban League, Boston Chapter, and the Governor’s High Tech Council of Massachusetts. Ms. Cote holds a B.A. from University of Massachusetts and an M.B.A. from Babson College.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

        After the Company’s initial public offering in August 2000, the Company’s executive officers and Directors became required under Section 16(a) of the Exchange Act to file reports of ownership of Company securities and changes in ownership with the Securities and Exchange Commission. Copies of those reports must also be furnished to the Company. Based solely on a review of the copies of reports furnished to us, we believe that since our initial public offering in August 2000, our executive officers and Directors complied with all application Section 16(a) filing requirements, except as follows: Mr. Brian E. LeClair, the Chief Financial Officer, filed one Form 3 late. The Form 3 did not report any transactions.

Item 11.  EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the section titled “Proposal One” including the subsections entitled “Election of Directors” and “Compensation of Executive Officers” included in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was filed with the Securities and Exchange Commission on April 18, 2001.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the section titled “Proposal One” including the subsection entitled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was filed with the Securities and Exchange Commission on April 18, 2001.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the section titled “Proposal One” including the subsections entitled “Certain Transactions with Executive Officers, Directors and Five Percent Shareholders” and “Compensation Committee Interlocks and Insider Participation” included in the Company’s Proxy Statement for the Annual Meeting of Shareholders that was filed with the Securities and Exchange Commission on April 18, 2001.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADVIEW SOFTWARE LTD.

By:
Brian E. LeClair
Vice President and Chief Financial Officer

May 23, 2001