Form 10-Q
period 2001-06-30
RADVIEW SOFTWARE LTD
filed 2001-08-14
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark one)

   X     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2001

OR

          Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-31151

RADVIEW SOFTWARE LTD.
(Exact name of registrant as specified in its charter)

Israel (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

7 New England Executive Park
Burlington, MA 01803
(Address of principal executive offices)

Telephone Number (781) 238-1111
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes   X   No ___, and (2) has been subject to such filing requirements for the past 90 days: Yes   X   No ___.

     As of July 31, 2001, there were 16,315,972 shares of the Registrant’s Ordinary Shares outstanding.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I. FINANCIAL INFORMATION

PART II. OTHER INFORMATION

2

PART I — FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands, except share data) (Unaudited)

	June 30, 2001	December 31, 2000
ASSETS
Current Assets:
Cash and cash equivalents	$ 20,197	$ 33,469
Accounts receivable, net	1,986	2,473
Prepaid and other current assets	512	728

Total current assets	22,695	36,670

Property and Equipment, net	2,460	2,503
Other Assets	668	540

Total Assets	$ 25,823	$ 39,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term loans	$ –	$ 3,814
Accounts payable	1,361	2,004
Accrued expenses	3,363	2,802
Deferred revenue	1,543	1,459

Total current liabilities	6,267	10,079

Long-term Liabilities:
Accrued severance	723	630

Total Liabilities	6,990	10,709

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value –
Authorized – 40,000,000 shares;
Issued and outstanding – 16,366,572 shares and 16,366,572 shares
at June 30, 2001 and December 31, 2000, respectively	42	42
Additional paid-in capital	57,475	58,688
Deferred compensation	(3,909)	(5,723)
Accumulated deficit	(34,727)	(24,003)
Treasury shares, at cost – 50,600 shares and 0 shares at June 30, 2001
and December 31, 2000, respectively	(48)	–

Total Shareholders’ Equity	18,833	29,004

Total Liabilities and Shareholders’ Equity	$ 25,823	$ 39,713

The accompanying notes are an integral part of these condensed consolidated financial statements. 3

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data) (Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2001	2000	2001	2000
Revenues:
Software licenses	$ 1,900	$ 2,325	$ 3,466	$ 4,257
Service	703	376	1,440	710

Total Revenues	2,603	2,701	4,906	4,967

Cost of Sales:
Software licenses	62	135	149	288
Service	357	108	682	160

Total Cost of Sales	419	243	831	448

Gross Profit	2,184	2,458	4,075	4,519

Operating Expenses:
Sales and marketing	4,618	2,076	8,952	3,503
Research and development	1,823	1,318	3,665	2,095
General and administrative	876	717	1,807	1,385
Stock-based compensation	303	392	601	573
Nonrecurring expenses	—	—	237	—

Total Operating Expenses	7,620	4,503	15,262	7,556

Operating loss	(5,436)	(2,045)	(11,187)	(3,037)

Interest income (expense)	197	(34)	474	(75)
Other income (expense)	(32)	3	(11)	(14)

Net loss	$(5,271)	$(2,076)	$(10,724)	$(3,126)

Net loss per share attributable to ordinary shares (Note 3(a)):
Net loss per share — Basic and diluted	$ (0.32)	$ (0.49)	$ (0.66)	$ (0.74)

Weighted average shares outstanding —
Basic and diluted	16,352	4,215	16,359	4,204

Pro forma net loss per share attributable to
ordinary shares (Note 3(b)):
Pro forma net loss per share —
Basic and diluted	$ (0.32)	$ (0.17)	$ (0.66)	$ (0.26)

Weighted average shares outstanding —
Basic and diluted	16,352	11,915	16,359	11,901

———————
(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$ 157	$ 188	$ 315	$ 246
Research and development	84	71	170	101
General and administrative	62	133	116	226

Total stock-based compensation	$ 303	$ 392	$ 601	$ 573

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands) (Unaudited)

	Six Months Ended June 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$(10,724)	$(3,126)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	541	284
Amortization of deferred compensation	601	573
Interest on long-term loans	—	139
Accrued severance pay	93	133
Changes in operating assets and liabilities —
Accounts receivable	487	(667)
Prepaid expenses and other current assets	216	(76)
Accounts payable	(643)	168
Accrued expenses	561	222
Deferred revenue	84	664

Net cash used in operating activities	(8,784)	(1,686)

Cash Flows from Investing Activities:
Purchases of short-term investments	—	(1,760)
Purchases of property and equipment	(498)	(1,024)
Increase in other assets	(128)	(231)

Net cash used in investing activities	(626)	(3,015)

Cash Flows from Financing Activities:
Increase in short-term bank loans	—	62
Long-term loans received	—	133
Repayment of long-term loans	(3,814)	(221)
Proceeds from shares issued	—	114
Payment of offering costs from initial public offering	—	(188)
Purchases of treasury shares	(48)	—

Net cash used in financing activities	(3,862)	(100)

Decrease in cash and cash equivalents	(13,272)	(4,801)
Cash and cash equivalents, beginning of period	33,469	7,652

Cash and cash equivalents, end of period	$ 20,197	$ 2,851

Cash paid during period for interest	$ 56	$ 519

The accompanying notes are an integral part of these condensed consolidated financial statements. 5

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

2. Significant Accounting Policies

     The Company’s consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The significant policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

(a) Financial Statements in U.S. Dollars

     The consolidated financial statements of the Company have been prepared in U.S. dollars because the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. Substantially all of the Company’s sales are in U.S. dollars. Most purchases of materials, components and most marketing costs are denominated in U.S. dollars. Therefore, the functional currency of the Company is the U.S. dollar.

     Transactions and balances denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with the principles set forth in Financial Accounting Standards Board of the United States (FASB) Statement of Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Accordingly, items have been translated as follows:

•	Monetary Items — At the exchange rate in effect on the balance sheet date.

•	Nonmonetary Items — At historical exchange rates.

•	Revenue and Expense Items — At the exchange rates in effect as of the date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

     All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations. The representative rates of exchange as of June 30, 2001 and 2000 were U.S. $1.00 to 4.173 New Israeli Shekel (NIS) and 4.093 NIS, respectively.

(b) Interim Financial Statements

     The accompanying consolidated balance sheet as of June 30, 2001 and the consolidated statements of operations for the three and six months ended June 30, 2001 and 2000 and the consolidated statements of cash flows for the six months ended June 30, 2001 and 2000, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 29, 2001.

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

	As of June 30,
	2001	2000
	(In thousands)
Stock options to purchase ordinary shares	4,203	5,326
Warrants to purchase ordinary shares	—	143
Convertible preferred shares	—	5,266

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

     The following table reflects the reconciliation of the shares used in the computation of pro forma net loss per share.

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(In thousands)
Pro forma basic and diluted:
Weighted average ordinary shares outstanding used in
computing net loss per share	16,352	4,215	16,359	4,204
Weighted average ordinary shares issuable upon the
conversion of preferred shares	—	5,249	—	5,246
Weighted average ordinary shares issuable upon the
exercise of outstanding warrant	—	143	—	143
Weighted average ordinary shares issuable upon
exercise of outstanding options held by certain
shareholders	—	2,050	—	2,050
Weighted average ordinary shares to be issued to
certain Series A preferred shareholders	—	258	—	258

Weighted average ordinary shares outstanding used in
computing pro forma basic and diluted net loss
per share	16,352	11,905	16,359	11,901

4. Nonrecurring Charge

     Nonrecurring charges include a $237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001.

5. Shareholders’ Equity

     During the quarter ended June 30, 2001, the Company granted options to purchase an aggregate of 813,000 ordinary shares to employees and affiliates at exercise prices equal to the then current fair market value on the date of grant.

     During the quarter ended June 30, 2001, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2.5 million of the Company’s ordinary shares. Purchases will be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions. During the quarter ended June 30, 2001, the Company repurchased 50,600 shares at an aggregate cost of $48,000.

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

     The Company’s revenues by geographic area are as follows:

	Three months ended June 30,		Six months ended June 30,
	2001	2000	2001	2000
	(In thousands)
United States	$1,829	$2,266	$3,502	$4,311
Europe	437	229	732	412
Israel	164	149	311	176
Other	173	57	361	68

Total revenues	$2,603	$2,701	$4,906	$4,967

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

     In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 is not expected to have a material impact on the Company’s consolidated financial statements.

     In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer’s intent to do so. Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142. The Company must adopt SFAS No. 142 on January 1, 2001. The adoption of SFAS No. 142 is not expected to have a material impact on the Company’s consolidated financial statements.

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

     In July 2001, the Company implemented a restructuring plan in an effort to lower operating costs. The restructuring plan included the termination of approximately 20% of the Company’s work force and the termination of certain sales facility leases.. The Company expects to record a restructuring charge of approximately $1.3 million in the third quarter of 2001 consisting of idle lease space of $700,000 and employee severance costs of $600,000.

     As a result of the restructuring, the Company expects to reduce quarterly operating expenses by approximately 25% by the end of 2001. The Company expects that operating expenses, as well as planned capital expenditures, will constitute a material use of the Company’s cash resources. In addition, the Company may utilize its cash resources to fund acquisitions or investments in complementary businesses, technologies or product lines.

Results of Operations

     The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,			Six Months Ended June 30,
	2001		2000	2001		2000
Revenues:
Software licenses	73.0%		86.1%	70.6%		85.7%
Service	27.0		13.9	29.4		14.3

Total revenues	100.0		100.0	100.0		100.0
Cost of Sales:
Software licenses	2.4		5.0	3.0		5.8
Service	13.7		4.0	13.9		3.2

Total cost of sales	16.1		9.0	16.9		9.0

Gross Profit	83.9		91.0	83.1		91.0

Operating Expenses:
Sales and marketing	177.4		76.9	182.5		70.5
Research and development	70.0		48.8	74.7		42.2
General and administrative	33.7		26.5	36.8		27.9
Stock-based compensation	11.6		14.5	12.3		11.5
Nonrecurring expenses	0.0		0.0	4.8		0.0

Total operating expenses	292.7		166.7	311.1		152.1

Operating loss	(208.	8)	(75.7)	(228.	0)	(61.1)

Interest income (expense)	7.5		(1.3)	9.8		(1.5)
Other income (expense)	(1.2)		0.1	(0.2)		(0.3)

Net loss	(202.	5%)	(76.9%)	(218.	6%)	(62.9%)

Three Months and Six Months Ended June 30, 2001 and 2000

Revenues

     Total Revenues. Total revenues were approximately $2.6 million for the three months ended June 30, 2001 and $2.7 million for the same period in the prior year. Total revenues were approximately $4.9 million for the six months ended June 30, 2001 and $5.0 million for the same period in the prior year.

     Software Licenses. Software license revenues were $1.9 million for the three months ended June 30, 2001 compared to $2.3 million in the same period of 2000, representing a decrease of 18.3%. Software license revenues were $3.5 million for the six months ended June 30, 2001 compared to $4.3 million in the same period of 2000, representing a decrease of 18.6%. Software license revenues decreased due to lower unit volume sales in 2001 compared to the same period of 2000.

     Services. Service revenues were $703,000 for the three months ended June 30, 2001 compared to $376,000 in the same period of 2000, representing an increase of 87.0%. Service revenues were $1.4 million for the six months ended June 30, 2001 compared to $710,000 in the same period of 2000, representing an increase of 102.8%. These increases were due to higher maintenance and training revenues resulting from an increase in the Company’s installed customer base.

Cost of Revenues

     Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses decreased from $135,000, or 5.8% of software license revenue, for the three months ended June 30, 2000 to $62,000, or 3.3% of software license revenue, for the same period in 2001. Cost of software licenses decreased from $288,000, or 6.8% of software license revenue, for the six months ended June 30, 2000 to $149,000, or 4.3% of software license revenue, for the same period in 2001. These decreases were due to lower royalty costs for third-party software in 2001.

     Services. Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services increased from $108,000, or 28.7% of service revenue, for the three months ended June 30, 2000 to $357,000, or 50.8% of service revenue, for the same period in 2001. Cost of services increased from $160,000, or 22.5% of service revenue, for the six months ended June 30, 2000 to $682,000, or 47.4% of service revenue, for the same period in 2001. These increases were due to an increase in the number of employees providing support and maintenance services.

Operating Expenses

     Sales and Marketing. Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing communication costs such as advertising and product promotion. Sales and marketing expenses increased from $2.1 million, or 76.9% of total revenues, for the three months ended June 30, 2000 to $4.6 million, or 177.4% of total revenues, for the same period in 2001. Sales and marketing expenses increased from $3.5 million, or 70.5% of total revenues, for the six months ended June 30, 2000 to $9.0 million, or 182.5% of total revenues, for the same period in 2001. These increases were due to the expansion of the Company’s sales and marketing workforce from 37 to 65 employees from June 2000 to June 2001 and increased spending on marketing programs, such as advertising, trade shows and lead-generation activities. As a result of the restructuring in July 2001, the Company expects that sales and marketing expenses will be lower in the second half of 2001 than in the six-month period ended June 30, 2001.

     Research and Development. Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products. Research and development expenses increased from $1.3 million, or 48.8% of total revenues, for the three months ended June 30, 2000, to $1.8 million, or 70.0% of total revenues, for the same period in 2001. Research and development expenses increased from $2.1 million, or 42.2% of total revenues, for the six months ended June 30, 2000, to $3.7 million, or 74.7% of total revenues, for the same period in 2001. These increases were due to an increase in the number of research and development personnel from 32 to 52 employees from June 2000 to June 2001 and related costs. As a result of the restructuring in July 2001, the Company expects that research and development expenses will be lower in the second half of 2001 than in the six-month period ended June 30, 2001.

     General and Administrative. General and administrative expenses consist principally of executive, finance and administrative salaries and related expenses and costs. General and administrative expenses increased from $717,000, or 26.5% of total revenues, for the three months ended June 30, 2000 to $876,000, or 33.7% of total revenues, for the same period in 2001. General and administrative expenses increased from $1.4 million, or 27.9% of total revenues, for the six months ended June 30, 2000 to $1.8 million, or 36.8% of total revenues, for the same period in 2001. These increases were due to increased costs associated with being a publicly-held company and an increase in the administrative costs to accommodate the Company’s growing U.S. operations. As a result of the restructuring in July 2001, the Company expects that general and administrative expenses will be lower in the second half of 2001 than in the six-month period ended June 30, 2001.

     Stock-based Compensation. Stock-based compensation expense decreased from $392,000 for the three months ended June 30, 2000, to $303,000 for the same period 2001. This decrease resulted from the cancellation of employee stock options for terminated employees for which stock-based compensation was being recorded. Stock-based compensation expense increased from $573,000 for the six months ended June 30, 2000, to $601,000 for the same period 2001. This increase resulted from amortization of stock-based compensation for a full six months in 2001 as compared to 2000 in which amortization commenced in March 2000. As a result of the restructuring in July 2001, the Company expects that stock-based compensation expense will be lower in the second half of 2001 than in the six-month period ended June 30, 2001.

     Nonrecurring Charges. Nonrecurring charges in the six months ended June 30, 2001 consist of a $237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001.

     Interest Income (Expense), Net. Interest income (expense), net consists principally of interest expense incurred in connection with long-term debt, offset by interest earned on cash investments. There was interest expense of $34,000 for the three months ended June 30, 2000 compared to interest income of $197,000 for the same period in 2001. There was interest expense of $75,000 for the six months ended June 30, 2000 compared to interest income of $474,000 for the same period in 2001. The interest income resulted from investment of the net proceeds of the Company’s initial public offering in August 2000 and the decrease in interest expense resulted from the repayment of all outstanding long-term debt during the first quarter of 2001.

     Other Income (Expense), Net. Other income (expense), net consists principally of currency translation gains and losses. There was other income of $3,000 for the three months ended June 30, 2000 compared to other expense of $32,000 for the same period in 2001. There was other expense of $14,000 for the six months ended June 30, 2000 compared to other expense of $11,000 for the same period in 2001. These changes were due to exchange rate fluctuations.

     Income Taxes. The Company has estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $12 million through June 30, 2001 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax exempt. Therefore, the income tax rate of the Company during the tax-exempt period will be zero. There will be no tax benefit available from these losses and no deferred income taxes have been included in the Company’s financial statements.

     The Company’s U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $8 million through June 30, 2001. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2021. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

     As of June 30, 2001, cash and cash equivalents totaled $20.2 million compared to $33.5 million as of December 31, 2000.

     Cash used in operating activities was $8.8 million for the six months ended June 30, 2001 and $1.7 million for the same period in 2000. Cash used for the first six months of 2001 was due to the net loss of $10.7 million and a $643,000 decrease in accounts payable, offset in part by $541,000 of depreciation and amortization, $694,000 of other noncash charges, a $487,000 decrease in accounts receivable, a $216,000 decrease in prepaid expenses, a $561,000 increase in accrued expenses and a $84,000 increase in deferred revenue. Cash used for the first six months of 2000 was due to a net loss of $3.1 million, a $667,000 increase in accounts receivable and a $76,000 increase in prepaid expenses, offset in part by $284,000 of depreciation and amortization, $845,000 of other noncash charges, a $168,000 increase in accounts payable, a $222,000 increase in accrued expenses and a $664,000 increase in deferred revenue.

     Cash used in investing activities was $626,000 for the six months ended June 30, 2001 and $3.0 million for the same period in 2000. Cash used in investing activities for the first six months of 2001 was primarily for purchases of property and equipment. Cash used in investing activities for the first six months of 2000 was primarily to purchase $1.8 million of short-term investments and $1.0 million of property and equipment.

     Cash used in financing activities was $3.9 million for the six months ended June 30, 2001 and $100,000 for the same period in 2000. Cash used in financing activities for the first six months of 2001 consisted primarily of $3.8 million for the repayment of all outstanding long-term debt. Cash used in financing activities for the first six months of 2000 consisted principally of $118,000 for the repayment of principal on related party loans.

     During the quarter ended June 30, 2001, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2.5 million of the Company’s ordinary shares. Purchases will be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions. During the quarter, the Company repurchased 50,600 shares at an aggregate cost of $48,000.

     In July 2001, the Company received a commitment letter from a bank with respect to a one-year, $10.0 million revolving line of credit facility. Borrowings up to $7.5 million under the facility will be secured by the Company’s certificate of deposit in the amount of $7.5 million and will bear interest at the bank’s prime rate. Borrowings against the remaining $2.5 million of the facility will be subject to a borrowing base formula based on eligible accounts receivable and will bear interest at the bank’s prime rate plus 0.75%. All borrowings under the facility will be secured by a lien on all of the Company’s assets and will be subject to certain financial covenants. This facility is subject to the execution of definitive loan documents by the parties.

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

PART II — OTHER INFORMATION

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

     Through June 30, 2001, the Company has used $15.1 million of the net proceeds from the initial public offering as follows:

•	$1.5 million for capital expenditures;

•	$1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

•	$3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

•	$48,000 for the repurchase of ordinary shares; and

•	$8.4 million for working capital.

Item 4. Submission of Matters to a Vote of Security Holders.

(a)	The Company’s Annual Meeting of Shareholders was held on May 16, 2001.

(c)	The following persons were elected at the Annual Meeting pursuant to the following vote tabulation:

Name	Votes For	Votes Withheld
Shai Beilis	12,831,266	16,300
Ilan Kinreich	12,831,266	16,300
William J. Geary	12,831,266	16,300
Kathleen A. Cote	12,831,266	16,300

In addition to the election of directors, the Shareholders voted on the following:

(i)	A proposal to ratify and approve the compensation arrangements for members of the Board of Directors was approved, with 11,371,936 shares voted in favor, 104,315 shares voted against, 6,800 abstentions and 1,364,515 broker non-votes;

(ii)	A proposal to ratify and approve the employment agreement of Ilan Kinreich, the Company’s Chief Executive Officer was approved, with 11,392,139 shares voted in favor, 84,940 shares voted against, 5,972 abstentions and 1,364,515 broker non-votes;

(iii)	A proposal to ratify and approve the increase in the share capital of the Company from 25,000,0000 to 40,000,000 ordinary shares was approved, with 12,020,698 shares voted in favor, 821,168 shares voted against and 5,700 abstentions;

(iv)	A proposal to ratify and approve the amendment and restatement of the Company’s Articles of Association was approved, with 11,394,639 shares voted in favor, 82,340 shares voted against, 6,072 abstentions and 1,364,515 broker non-votes;

(v)	A proposal to ratify and approve the increase in the number of shares available for issuance under the Company’s United States Share Incentive Plan from 650,000 to 1,750,000 ordinary shares was approved, with 10,666,130 shares voted in favor, 809,849 shares voted against, 7,072 abstentions and 1,364,515 broker non-votes;

14

(vi)	A proposal to ratify and approve the increase in the number of shares available for issuance under the Company’s Key Employee Share Incentive Plan from 3,661,862 to 4,061,862 ordinary shares was approved, with 10,638,677 shares voted in favor, 836,699 shares voted against, 7,675 abstentions and 1,364,515 broker non-votes; and

(vii)	A proposal to ratify and approve the selection of Luboshitz Kasierer, a member of the firm Arthur Andersen, as the Company’s independent auditors for the fiscal year ending December 31, 2001was approved, with 12,767,479 shares voted in favor, 75,562 shares voted against, and 4,525 abstentions.

Item 5. Other Information

     On June 25, 2001, the Company received a letter from the Nasdaq Listing Qualifications Division stating that the Company’s ordinary shares had failed to maintain a minimum bid price of $1.00 over 30 consecutive trading days as required by the rules of the Nasdaq National Market. The letter stated that the Company would have until September 24, 2001 to regain compliance with this rule. The Company is evaluating alternatives to remain in compliance with this rule. The Company expects that if it does not regain compliance with this rule, it will apply to list its shares on the Nasdaq SmallCap Market.

Item 6. Exhibits and Reports of Form 8-K

(a) Exhibit Index

     None.

(b) Reports on Form 8-K:

     No reports on Form 8-K were filed in the three-month period ended June 30, 2001.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.
(Registrant)

—————————————————

Brian E. LeClair
Vice President and Chief Financial Officer

Dated: August 14, 2001