Form 10-Q
period 2001-09-30
RADVIEW SOFTWARE LTD
filed 2001-11-13
CIK 1114999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

 (Mark one)

                    ☒   Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2001

OR

                    ☐   Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

                Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) Yes  ☒   No  ☐, and (2) has been subject to such filing requirements for the past 90 days:  Yes  ☒   No  ☐.

                As of October 31, 2001, there were 16,232,572 shares of the Registrant’s Ordinary Shares outstanding.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30,	December 31,
	2001	2000
ASSETS
Current Assets:
Cash and cash equivalents	$15,745	$33,469
Accounts receivable, net	1,348	2,473
Prepaid and other current assets	470	728
Total Current Assets	17,563	36,670

Property and Equipment, net	2,032	2,503
Other Assets	669	540

Total Assets	$20,264	$39,713

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Current maturities of long-term loans	$-	$3,814
Accounts payable	619	2,004
Accrued expenses	3,299	2,802
Accrued restructuring charge, current portion	164	-
Deferred revenue	1,468	1,459
Total Current Liabilities	5,550	10,079

Long-term Liabilities:
Accrued restructuring charge, less current portion	223	-
Accrued severance	739	630
Total Long-Term Liabilities	962	630

Total Liabilities	6,512	10,709

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued and outstanding – 16,366,572 shares at September 30, 2001 and December 31, 2000	42	42
Additional paid-in capital	55,478	58,688
Deferred compensation	(1,798)	(5,723)
Accumulated deficit	(39,870)	(24,003)
Treasury shares, at cost – 134,000 shares and 0 shares at September 30, 2001 and December 31, 2000, respectively	(100)	-

Total Shareholders’ Equity	13,752	29,004

Total Liabilities and Shareholders’ Equity	$20,264	$39,713

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Software licenses	$1,051	$2,636	$4,519	$6,892
Service	687	466	2,126	1,176
Total Revenues	1,738	3,102	6,645	8,068

Cost of Revenues:
Software licenses	114	143	263	431
Service	282	138	964	298
Total Cost of Revenues	396	281	1,227	729

Gross Profit	1,342	2,821	5,418	7,339

Operating Expenses:
Sales and marketing	3,298	3,657	12,249	7,160
Research and development	1,463	1,470	5,129	3,565
General and administrative	641	729	2,448	2,114
Stock-based compensation [1]	114	533	715	1,106
Nonrecurring expenses (Note 4)	1,188	-	1,425	-
Total Operating Expenses	6,704	6,389	21,966	13,945

Operating loss	(5,362)	(3,568)	(16,548)	(6,606)

Interest income, net	147	240	621	165
Other income, net	72	14	60	-

Net loss	$(5,143)	$(3,314)	$(15,867)	$(6,441)

Noncash stock dividend distributed to preferred shareholders	-	2,585	-	2,585

Net loss attributable to ordinary shareholders	$(5,143)	$(5,899)	$(15,867)	$(9,026)

Net loss per share attributable to ordinary shareholders (Note 3(a)):
Net loss per share – Basic and diluted	$(0.32)	$(0.54)	$(0.97)	$(1.39)
Weighted average shares outstanding – Basic and diluted	16,292	10,994	16,336	6,484

Pro forma net loss per share attributable to ordinary shares (Note 3(b)):
Pro forma net loss per share – Basic and diluted	$(0.32)	$(0.41)	$(0.97)	$(0.71)
Weighted average shares outstanding – Basic and diluted	16,292	14,278	16,336	12,699

(1) The following summarizes the departmental allocation of the stock-based compensation charge:

Sales and marketing	$(12)	$310	$303	$556
Research and development	77	97	247	198
General and administrative	49	126	165	352
Total stock-based compensation	$114	$533	$715	$1,106

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2001	2000
Cash Flows from Operating Activities:
Net loss	$(15,867)	$(6,441)
Adjustments to reconcile net loss to net cash used in operating activities--
Depreciation and amortization	825	443
Fixed asset impairment write-off (Note 4)	243	-
Amortization of deferred compensation	715	1,106
Interest on long-term loans	-	156
Accrued severance pay	109	199
Changes in operating assets and liabilities--
Accounts receivable	1,125	(1,079)
Prepaid expenses and other current assets	258	(280)
Accounts payable	(1,385)	506
Accrued expenses	497	1,301
Accrued restructuring charge (Note 4)	387	-
Deferred revenue	9	676
Net cash used in operating activities	(13,084)	(3,413)

Cash Flows from Investing Activities:
Sale of short-term investments	-	513
Purchases of property and equipment	(597)	(1,449)
Increase in other assets	(129)	(315)
Net cash used in investing activities	(726)	(1,251)

Cash Flows from Financing Activities:
Repayment of long-term loans	(3,814)	(1,305)
Proceeds from shares issued	-	406
Payment of offering costs from initial public offering	-	35,300
Purchases of treasury shares	(100)	-
Net cash provided by (used in) financing activities	(3,914)	34,401

Increase (decrease) in cash and cash equivalents	(17,724)	29,737

Cash and cash equivalents, beginning of period	33,469	7,652
Cash and cash equivalents, end of period	$15,745	$37,389

Cash paid during period for interest	$60	$620

Supplemental disclosure of noncash financing and investing activities:
Conversion of preferred shares to ordinary shares	$-	$13
Noncash dividend distributed to shareholders	$-	$2,585
Reversal of deferred compensation due to option cancellations	$3,225	$99

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

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with the principles set forth in Financial Accounting Standards Board of the United States (FASB) Statement of Accounting Standards (SFAS) No. 52, Foreign Currency Translation. Accordingly, items have been translated as follows:

•      Monetary Items -- At the exchange rate in effect on the balance sheet date.

•      Nonmonetary Items -- At historical exchange rates.

•      Revenue and Expense Items -- At the exchange rates in effect as of the date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations. The representative rates of exchange as of September 30, 2001 and 2000 were U.S. $1.00 to 4.355 New Israeli Shekel (NIS) and 4.030 NIS, respectively.

(b)  Interim Financial Statements

The accompanying condensed, consolidated balance sheet as of September 30, 2001 and the condensed, consolidated statements of operations for the three and nine months ended September 30, 2001 and 2000 and the condensed, consolidated statements of cash flows for the nine months ended September 30, 2001 and 2000, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading.  The results of operations for the three and nine months ended September 30, 2001 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 29, 2001.

(c)   Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries.  All material intercompany balances and transactions have been eliminated in consolidation.

(d)  Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (SOP) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  SOP 98-9requires use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. If fair value for a delivered element does not exist but fair value does exist for all undelivered elements, the Company defers the fair value of the undelivered elements and recognizes the remaining value for the delivered elements.

Revenues from software product licenses are recognized upon delivery of the software provided there is persuasive evidence of an arrangement, the fee is fixed or determinable and collection of the related receivable is probable. Revenues under multiple element arrangements, which may include software, software maintenance and training, are allocated to each element based on their respective fair values, based on vendor-specific objective evidence. This objective evidence represents the price of products and services when sold separately. Revenue is recognized for software licenses sold to resellers or distributors at the time of shipment, provided that all revenue recognition criteria are fulfilled.

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

(e)   Cash Equivalents

Cash equivalents are highly liquid investments with original maturities of 90 days or less.  The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities.  Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value.

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

The calculation of diluted net loss per share excludes stock options to purchase approximately 3,610,000 ordinary shares as of September 30, 2001 and 3,510,000 ordinary shares as of September 31, 2000 because their inclusion would be antidilutive.

(b) Pro Forma Net Loss Per Share

Pro forma net loss per share has been computed as described above and also gives effect to preferred shares that were converted upon the completion of the Company’s initial public offering in August 2000, using the if-converted method, from the original date of issuance.

The following table reflects the reconciliation of the shares used in the computation of pro forma net loss per share.

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In thousands)
Pro forma basic and diluted:
Weighted average ordinary shares outstanding used in computing net loss per share	16,292	10,994	16,336	6,484
Weighted average ordinary shares issuable upon the conversion of preferred shares	-	2,576	-	4,362
Weighted average ordinary shares issuable upon the exercise of outstanding warrant	-	70	-	118
Weighted average ordinary shares issuable upon exercise of outstanding options held by certain shareholders	-	512	-	1,521
Weighted average ordinary shares to be issued to certain Series A preferred shareholders	-	126	-	214

Weighted average ordinary shares outstanding used in computing pro forma basic and diluted net loss per share	16,292	14,278	16,336	12,699

4.     Nonrecurring Expenses

In July 2001, the Company implemented a restructuring plan in an effort to lower operating costs.  The restructuring charge recorded in the third quarter of 2001 totaled $1.2 million and consisted of the following:

•      $469,000 of employee severance costs resulting from the termination of 35 employees, of whom 23 were sales and marketing employees, 5 were research and development employees, and 7 were general and administrative employees;

•      $401,000 of idle lease space and termination payments for offices worldwide that are no longer required as a result of the reduction in personnel.  In determining the facilities-related costs, the Company has estimated the vacancy period and sub-lease income;

•      $243,000 of fixed asset impairment costs; and

•      $75,000 of vendor contract termination fees.

Restructuring charges accrued but not paid as of September 30, 2001 totaled $387,000, consisting of severance costs of $42,000 and idle lease costs of $345,000.  Amounts expected to be paid within 12 months have been classified as a current liability in the accompanying consolidated balance sheet.

Nonrecurring expenses for the nine months ended September 30, 2001 also include a $237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001.

In October 2001, the Company further reduced its workforce by an additional 20%.  The Company expects to record an additional restructuring expense of $300,000 in the fourth quarter of 2001 consisting of employee severance costs of $150,000 and fixed asset impairment costs of $150,000.

5.     Shareholders’ Equity

In April 2001, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2.5 million of the Company's ordinary shares.  Purchases will be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions.  Through September 30, 2001, the Company repurchased an aggregate of 134,000 ordinary shares at an aggregate cost of $100,000.

6.     ComprehensiveIncome (Loss)

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

The Company's revenues by geographic area are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2001	2000	2001	2000
	(In thousands)

United States	$1,191	$2,540	$4,693	$6,850
Europe	223	310	995	722
Israel	90	172	401	348
Other	234	80	556	148
Total revenues	$1,738	$3,102	$6,645	$8,068

8.     Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement on Financial Accounting Standards (SFAS) No. 141, Business Combinations.  SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method.  The adoption of SFAS No. 141 is not expected to have a material impact on the Company's consolidated financial statements.

In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets.  Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life.  Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test.  Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so.  Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142.  The Company must adopt SFAS No. 142 on January 1, 2002.  The adoption of SFAS No. 142 is not expected to have a material impact on the Company's consolidated financial statements.

In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations. This statement amends FASB Statement No. 19, Financial Accounting and Reporting by Oil and Gas Producing Companies. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. , The provisions of this statement are effective for financial statements issued for fiscal years beginning after June 15, 2002. The adoption SFAS No. 143 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets.  This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations – Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.  Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions.  The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim period within those fiscal years, with early adoption permitted.  The Company is currently evaluating whether it will early adopt the provisions of SFAS No. 144, and management will not be able to determine the ultimate impact of this statement on its results of operations or financial position until such time as its provision are applied.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF
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

In July 2001, the Company implemented a restructuring plan in an effort to reduce operating costs.  The restructuring plan included the termination of approximately 20% of the Company’s work force and the termination of certain sales facility leases.  In October 2001, the Company further reduced its workforce by an additional 20%.  As a result of these combined restructuring actions, the Company expects that quarterly operating expenses will be reduced by approximately 40% compared to the second quarter of 2001.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Software licenses	60.5%	85.0%	68.0%	85.4%
Service	39.5	15.0	32.0	14.6
Total revenues	100.0	100.0	100.0	100.0

Cost of Sales:
Software licenses	6.6	4.6	4.0	5.3
Service	16.2	4.4	14.5	3.7
Total cost of sales	22.8	9.0	18.5	9.0

Gross Profit	77.3	91.0	81.5	91.0

Operating Expenses:
Sales and marketing	189.7	117.9	184.3	88.7
Research and development	84.2	47.4	77.2	44.2
General and administrative	36.9	23.5	36.8	26.2
Stock-based compensation	6.5	17.2	10.8	13.7
Nonrecurring expenses	68.4	0.0	21.4	0.0
Total operating expenses	385.7	206.0	330.5	172.8

Operating loss	(308.5)	(115.0)	(249.0)	(81.8)

Interest income, net	8.5	7.7	9.3	2.0
Other income, net	4.1	0.5	0.9	0.0

Net loss	(295.9)%	(106.8)%	(238.8)%	(79.8)%

Three Months and Nine Months Ended September 30, 2001 and 2000

Revenues

Total Revenues. Total revenues were approximately $1.7 million for the three months ended September 30, 2001 and $3.1 million for the same period in 2000.  Total revenues were approximately $6.6 million for the nine months ended September 30, 2001 and $8.1 million for the same period in 2000.

Software Licenses.  Software license revenues were $1.1 million for the three months ended September 30, 2001 compared to $2.6 million for the same period in 2000, representing a decrease of 60.1%.  Software license revenues were $4.5 million for the nine months ended September 30, 2001 compared to $6.9 million for the same period in 2000, representing a decrease of 34.4%.  Software license revenues decreased due to lower unit volume sales in 2001 compared to the same period in 2000.

Services.  Service revenues were $687,000 for the three months ended September 30, 2001 compared to $466,000 for the same period in 2000, representing an increase of 47.4%.  Service revenues were $2.1 million for the nine months ended September 30, 2001 compared to $1.2 million for the same period in 2000, representing an increase of 80.8%.  These increases were due to higher maintenance and training revenues resulting from an increase in the Company’s installed customer base.

Cost of Revenues

Software Licenses.  Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses decreased from $143,000, or 5.4% of software license revenue, for the three months ended September 30, 2000 to $114,000, or 10.8% of software license revenue, for the same period in 2001.  Cost of software licenses decreased from $431,000, or 6.3% of software license revenue, for the nine months ended September 30, 2000 to $263,000, or 5.8% of software license revenue, for the same period in 2001.  These decreases were due to lower royalty costs for third-party software in 2001.

Services.  Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services increased from $138,000, or 29.6% of service revenue, for the three months ended September 30, 2000 to $282,000, or 41.0% of service revenue, for the same period in 2001.  Cost of services increased from $298,000, or 25.3% of service revenue, for the nine months ended September 30, 2000 to $964,000, or 45.3% of service revenue, for the same period in 2001.  These increases were due to an increase in the number of employees providing support and maintenance services.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing costs such as advertising and product promotion.  Sales and marketing expenses decreased from $3.7 million, or 117.9% of total revenues, for the three months ended September 30, 2000 to $3.3 million, or 189.7% of total revenues, for the same period in 2001.  This decrease resulted from lower compensation and facilities costs arising from the restructuring actions taken in July 2001.  Sales and marketing expenses increased from $7.2 million, or 88.7% of total revenues, for the nine months ended September 30, 2000 to $12.2 million, or 184.3% of total revenues, for the same period in 2001.  This increase was due to increased spending on marketing programs, such as advertising, trade shows and lead-generation activities and the expansion of the Company’s sales and marketing workforce from 37 employees in September 2000 to 65 employees just prior to the restructuring on July 20, 2001.  As a result of the restructuring actions in July and October 2001, the Company expects that sales and marketing expenses will be lower in the fourth quarter of 2001 than in the quarter ended September 30, 2001.

Research and Development. Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses were $1.5 million, or 47.4% of total revenues, for the three months ended September 30, 2000, and $1.5 million, or 84.2% of total revenues, for the same period in 2001.  Research and development expenses remained constant due to lower compensation costs arising from the restructuring actions taken in July 2001.  Research and development expenses increased from $3.6 million, or 44.2% of total revenues, for the nine months ended September 30, 2000, to $5.1 million, or 77.2% of total revenues, for the same period in 2001.  This increase was due to an increase in the number of research and development personnel from 32 employees in September 2000 to 54 employees just prior to the restructuring on July 20, 2001.  As a result of the restructuring actions in July and October 2001, the Company expects that research and development expenses will be lower in the fourth quarter of 2001 than in the quarter ended September 30, 2001.

General and Administrative. General and administrative expenses consist principally of executive, finance and administrative salaries and related expenses and costs.  General and administrative expenses decreased from $729,000, or 23.5% of total revenues, for the three months ended September 30, 2000 to $641,000, or 36.9% of total revenues, for the same period in 2001.  General and administrative expenses decreased due to lower compensation costs arising from the restructuring actions taken in July 2001.  General and administrative expenses increased from $2.1 million, or 26.2% of total revenues, for the nine months ended September 30, 2000 to $2.4 million, or 36.8% of total revenues, for the same period in 2001.  This increase was due to increased costs associated with being a publicly-held company and an increase in the administrative costs to accommodate the Company’s growing U.S. operations.  As a result of the restructuring actions in July and October 2001, the Company expects that general and administrative expenses will be lower in the fourth quarter of 2001 than in the quarter ended September 30, 2001.

Stock-based Compensation. Stock-based compensation expense decreased from $533,000 for the three months ended September 30, 2000, to $114,000 for the same period in 2001.  Stock-based compensation expense decreased from $1.1 million for the nine months ended September 30, 2000, to $715,000 for the same period in 2001.  These decreases resulted from the cancellation of employee stock options for terminated employees for whom stock-based compensation was being recorded.

Nonrecurring Expenses.  In July 2001, the Company implemented a restructuring plan in an effort to lower operating costs.  The restructuring plan included the termination of 35 employees, or approximately 20% of the Company’s work force, and the termination of certain sales facility leases.  Of the employees terminated 23 worked in sales and marketing, 5 worked in research and development and 7 worked in general and administrative.  The Company recorded a restructuring charge of  $1.2 million in the third quarter of 2001 consisting of employee severance costs of $469,000, idle lease space costs of $401,000, fixed asset impairment costs of $243,000 and vendor contract termination fees of $75,000.  Restructuring charges accrued but not paid as of September 30, 2001 totaled $387,000, consisting of severance costs of $42,000 and idle lease costs of $345,000.

Nonrecurring expenses for the nine months ended September 30, 2001 also include a $237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001.

In October 2001, the Company reduced its workforce by an additional 20%.  The Company expects to record  additional restructuring expenses of approximately $300,000 in the fourth quarter of 2001 consisting of employee severance costs and fixed asset impairment costs.

Interest Income, Net. Interest income, net consists principally of interest earned on cash investments offset in part by interest expense incurred in connection with long-term debt.  Interest income, net was $240,000 for the three months ended September 30, 2000 compared to $147,000 for the same period in 2001.  Interest income, net decreased due to a lower invested cash balance during the three months ended September 30, 2001 compared to the three months ended September 30, 2000.  Interest income, net was $165,000 for the nine months ended September 30, 2000 compared to $621,000 for the same period in 2001.  Interest income, net increased due to an increase in interest income in 2001 from investment of the net proceeds of the Company’s initial public offering in August 2000 and the decrease in interest expense resulted from the repayment of all outstanding long-term debt during the first quarter of 2001.

Other Income, Net. Other income, net consists principally of currency translation gains and losses.  Other income, net was $14,000 for the three months ended September 30, 2000 compared to $72,000 for the same period in 2001.  Other income, net was $0 for the nine months ended September 30, 2000 compared to $60,000 for the same period in 2001.  These changes were due to exchange rate fluctuations.

Income Taxes.  The Company has estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $14 million through September 30, 2001 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income.  The Company expects that during the period in which these tax losses are utilized its income would be substantially tax exempt.  Therefore, the income tax rate of the Company during the tax-exempt period will be zero. There will be no tax benefit available from these losses and no deferred income taxes have been included in the Company’s financial statements.

The Company’s U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $12 million through September 30, 2001.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2021.  The Company has recorded a full valuation allowance against its deferred tax assets due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

As of September 30, 2001, cash and cash equivalents totaled $15.7 million compared to $33.5 million as of December 31, 2000.

Cash used in operating activities was $13.1 million for the nine months ended September 30, 2001 and $3.4 million for the same period in 2000.  Cash used for the first nine months of 2001 was due to the net loss of $15.9 million and a $1.4 million decrease in accounts payable, offset in part by $825,000 of depreciation and amortization, $243,000 of fixed asset impairment write-off, $824,000 of other noncash charges, a $1.1 million decrease in accounts receivable, a $258,000 decrease in prepaid expenses, a $497,000 increase in accrued expenses, a $387,000 increase in accrued restructuring charge, and a $9,000 increase in deferred revenue.   Cash used for the first nine months of 2000 was due to a net loss of $6.4 million, a $1.1 million increase in accounts receivable and a $280,000 increase in prepaid expenses, offset in part by $443,000 of depreciation and amortization, $1.3 million of other noncash charges, $156,000 of interest accrued on long-term loans, a $506,000 increase in accounts payable, a $1.3 million increase in accrued expenses and a $676,000 increase in deferred revenue.

Cash used in investing activities was $726,000 for the nine months ended September 30, 2001 and $1.3 million for the same period in 2000.  Cash used in investing activities for the first nine months of 2001 was due to the purchase of $597,000 of property and equipment and an increase in deposits of $129,000.  Cash used in investing activities for the first nine months of 2000 was due to the purchase of $1.4 million of property and equipment and an increase in deposits of $315,000, offset by proceeds from the maturities of short-term investments of $513,000.

Cash used in financing activities was $3.9 million for the nine months ended September 30, 2001 and cash provided by financing activities was $34.4 million for the same period in 2000.  Cash used in financing activities for the first nine months of 2001 consisted primarily of $3.8 million for the repayment of all outstanding long-term debt and $100,000 used to repurchase the Company’s ordinary shares.  Cash provided by financing activities for the first nine months of 2000 consisted of $35.3 million of net proceeds from the initial public offering in August 2000 and $406,000 of net proceeds from the sale of preferred shares, offset by $1.3 million for the repayment of principal on related party loans.

In April 2001, the Company’s board of directors approved a stock repurchase program under which the Company may repurchase up to $2.5 million of the Company's ordinary shares.  Purchases will be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions.  Through September 30, 2001, the Company repurchased 134,000 of its ordinary shares at an aggregate cost of $100,000.

In July 2001, the Company received a commitment letter from a bank with respect to a one-year revolving line of credit facility.  In October 2001, the Company decided not to proceed with definitive documentation for this facility and this commitment has terminated.

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

Through September 30, 2001, the Company has used $19.6 million of the net proceeds from the initial public offering as follows:

•      $1.6 million for capital expenditures;

•      $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

•      $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

•      $100,000 for the repurchase of ordinary shares; and

•      $12.7 million for working capital.

Item 5.  Other Information

The Company’s application to transfer to the Nasdaq SmallCap Market from the Nasdaq National Market was approved effective as of September 25, 2001.  The Company’s ordinary shares continue to trade under the symbol RDVW.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.

(Registrant)

Brian E. LeClair

Vice President and Chief Financial Officer

Dated:  November 13, 2001