Form 10-K
period 2001-12-31
RADVIEW SOFTWARE LTD
filed 2002-03-25
CIK 1114999

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-31151

RADVIEW SOFTWARE LTD.

(Exact name of registrant as specified in its charter)

Israel (State or other jurisdiction of incorporation or organization)	Not applicable (I.R.S. Employer Identification No.)

7 New England Executive Park
Burlington, MA 01803

(Address of principal executive offices)

Telephone Number (781) 238-1111

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Ordinary Shares, NIS 0.01 par value

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq SmallCap Market, of voting shares held by non-affiliates at February 28, 2002: $3,041,292 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant's Ordinary Shares). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of February 28, 2002, there were 16,458,568 shares of the registrant's Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are "dormant" shares for purposes of Israeli law.

DOCUMENTS INCORPORATED BY REFERENCE

        The information required under Part III of this Annual Report, to the extent not set forth herein, is incorporated by reference from the registrant's definitive proxy statement relating to the annual meeting of shareholders to be held on or about June 3, 2002, which definitive proxy statement shall be filed with the Securities and Exchange Commission within 120 days after the end of the fiscal year to which this Annual Report relates.

PART I

Item 1.    BUSINESS

        Unless the context otherwise requires, "RadView," "us," "we" and "our" refer to RadView Software Ltd. and its subsidiaries.

Overview

        RadView provides innovative application testing software and services that enable companies to evaluate and measure the performance of their business-critical web applications. Our award-winning software allows companies to accelerate the development and deployment of their web applications and enables the successful implementation of their strategies involving their websites. We also provide support and maintenance services to our installed base of customers.

        We incorporated in Israel in 1991 and conducted our operations in Israel from 1993 until April 2000, when we relocated our corporate offices to the United States. We continue to maintain the core of our research and development operations in Israel. In August 2000, we completed the initial public offering of our ordinary shares, raising $35.3 million after offering costs.

        In 1997, we introduced our first web-testing product, WebLOAD, which was initially focused on assessing the scalability of web applications. Since then, we have enhanced the functionality of WebLOAD to provide an integrated solution to assess the performance and accelerate the deployment of web applications. In February 2000, we introduced WebRM. This product is designed for enterprise implementations to assist in allocating resources while facilitating the systematic verification of web application quality throughout the application development lifecycle and accelerating the deployment of high performance web applications. In August 2001, we introduced WebFT, a testing tool for verification of the functionality of web applications.

        Our software products are based on Internet standards and offer an integrated solution to comprehensively assess the scalability, efficiency and reliability of web applications. Our software provides detailed performance analysis and allows companies to verify the performance of their web applications throughout the development lifecycle. As a result, companies can better identify and quickly address performance bottlenecks and other problems, and accelerate the successful deployment of their web applications. Our products and their key features are:

  •
  WebLOAD: efficiently and accurately simulates the large number and many types of users, extreme fluctuations in traffic and complex usage patterns associated with accessing a website.

  •
  WebRM: extends the operability of WebLOAD by permitting multiple users to collaborate in a distributed workgroup and facilitates the systematic verification of application quality throughout the application development life cycle from design to development to deployment.

  •
  WebFT: offers accurate, reliable and highly effective functional testing under real-world conditions across multiple applications and databases, isolating defects and problems that could impact web application performance.

        We have sold to 1,200 customers worldwide, including Fortune 1000 Companies such as Anheuser-Busch, American Express, Bank of America, British Telecom, Compaq, Dell Computer, Fidelity Investments, Hewlett-Packard, IBM, Lucent Technologies, Mitsubishi, SAP, Toyota, Sun Microsystems, and Vanguard.

Industry Background

Growth and Evolution of the Internet

        The Internet has emerged as a global medium that enables millions of people worldwide to communicate and obtain information, and is fundamentally changing the way companies conduct business. Both Internet-based and traditional enterprises have recognized the potential of using websites to conduct business and provide business-related information and are increasingly moving critical business processes and operations to the Internet. Companies are using the Internet to sell goods and services, interact with customers, suppliers and partners and communicate with employees, as well as to streamline complex business processes and improve productivity.

Importance of Web Application Performance

        Due to their increasing use of the Internet, companies have come to rely on the performance of their web applications. If a company's web applications perform poorly, or fail entirely, the resulting financial and business costs can be substantial, including lost revenues, customer defections, business interruptions and damage to its reputation. For example, if a company's web applications fail to deliver high levels of service to its customers, the company may lose customers and revenue opportunities. Similarly, if a manufacturer's web applications perform poorly, the manufacturer could experience bottlenecks in its supply chain and decreased production rates. In order to successfully compete companies must rapidly deploy web applications and assure the performance of these applications.

        The performance of web applications includes the following key elements:

  •
  Scalability: must scale to accommodate very large numbers of concurrent users and complex usage patterns;

  •
  Efficiency: must operate rapidly and efficiently without deteriorating response time or processing bottlenecks; and

  •
  Reliability: must consistently function as intended when deployed and integrated into a company's existing and evolving systems.

Characteristics of Web Applications

        Web applications have the following characteristics that present significant challenges to their successful development, deployment and ongoing operation:

  •
  Complexity. Web applications typically involve the integration of many hardware and software systems and technologies from multiple vendors often requiring close collaboration among a wide array of technology, media and graphic specialists;

  •
  Unpredictable Loads and Stresses. Web applications are available to a potentially large number of users and can be subject to large traffic spikes;

  •
  Nonstop Operation. Due to the business-critical nature of website initiatives, web applications must be available to users on a constant basis with minimal or no downtime for upgrades or modifications;

  •
  Rapidly Evolving Technologies. Web applications are typically developed using software that is continuously changing as new technologies and standards emerge;

  •
  Intense Time-to-Market Pressures. Companies are under intense competitive pressure to rapidly develop and deploy their web applications; and

  •
  Continuously Modified and Updated. Web applications are typically modified and updated on a continuous basis as companies add new content and functionality and incorporate new technologies and standards.

Our Market Opportunity

        As companies move various aspects of their businesses to the web, they are placing greater reliance on their web applications and are increasingly exposed to the risks associated with web application failures. The Meta Group estimates that as of December 2001, only 20% of companies deploying web applications currently test those applications before going live.

        To date, companies have typically used conventional testing software to separately and sequentially test the scalability, efficiency and reliability of web applications. In addition, this type of software is generally used just prior to deployment. Application errors identified late in the development cycle are often difficult to fix and result in extended development cycles, delayed deployment, higher costs and lost business opportunities.

        Website deployments dominate the information technology market. The largest opportunities in the marketplace are with established corporations that follow formal information technology budgeting and planning procedures. We believe that these companies will continue to invest in electronic commerce systems. The majority of the investments will be focused on systems with an emphasis on return on investment within the following segments: customer relationship management; business-to-business supply chain systems; and on-line retailers.

        We believe that the expanded use of websites and the increased reliance on web applications create a significant market opportunity for solutions that assure the scalability, efficiency and reliability of web applications and facilitate their rapid deployment. In our view, this opportunity is best addressed by solutions that:

  •
  efficiently and accurately simulate Internet operating conditions;

  •
  offer integrated and comprehensive performance assessment capabilities;

  •
  allow performance assessment early in development process;

  •
  provide detailed performance analyses to assist companies in better identifying and quickly resolving performance bottlenecks and other problems; and

  •
  enable collaboration among all parties involved in the development and deployment of web applications.

Our Solution

        We are a leading provider of software that enables companies to assure the performance of business-critical web applications. We address the performance requirements of web applications throughout their lifecycle, from initial design through development, deployment and ongoing modifications and upgrades. In meeting these requirements, companies are able to mitigate the financial and business costs that can result from unsuccessful deployment and failures of their web applications. Companies that test their web applications using our solutions benefit from earlier detection of potentially costly problems such as performance bottlenecks, scalability issues, and functionality limitations. This results in significantly reduced costs and increased speed to market associated with launching web applications.

Our Strategy

        Our objective is to be the best-of-breed provider of software solutions that enable companies to successfully implement their web-based business strategies by assuring the performance of their business-critical web applications. Key elements of our strategy are:

Maintain and Extend Product Leadership

        We believe that our software provides the most comprehensive verification of web applications, including scalability, efficiency and reliability, and is the first solution supporting Document Object Model, or DOM-based, verification, which enables quicker identification and resolution of application errors. In addition to DOM, our award-winning software is based on Internet standards such as JavaScript and Extensible Markup Language, or XML, and has been recognized as an industry-leading solution that is used for benchmarking the performance of web applications by testing laboratories, trade media and independent software vendors. We intend to further extend our product leadership through focused internal development, strategic partnerships and potentially the acquisition of complementary technologies or businesses.

Develop and Expand Strategic Relationships

        We believe that strategic relationships with industry leaders enable us to accelerate our market penetration and visibility, and maintain our technology leadership. We collaborate with Compaq, Dell Computer, Hewlett Packard, Intel, IBM, and Sun Microsystems, as well as other Internet software and service providers. These relationships help to ensure that our software is optimized for use with their product offerings and allows us to promote market awareness of our products. We plan to continue to develop strategic technology and marketing relationships with leading providers of web-related software.

        Additionally, we will continue to capitalize on outsourcing trends by leveraging relationships with testing service providers and technology labs. Increasingly, many companies are outsourcing the development, testing and hosting of their web applications to third parties. We believe that web integration, testing and hosting service providers represent a significant market opportunity for our software. We have an agreement with KeyLabs, formerly a division of Exodus Communications, Inc., for the use of our software to test the performance of its customers' web applications. We intend to pursue partnerships with other web integration, testing and hosting service providers.

Leverage Our Installed Customer Base

        To date, we have licensed our software to over 1,200 companies worldwide, including Fortune 1000 companies, such as American Express, Dell Computer, Deutsche Bank, Fidelity Investments, Shell and Toyota. As our customers pursue additional web-related strategies and increase the capabilities of their web applications to accommodate increasing numbers of users, we believe there is a significant opportunity to increase the use of our software within our installed customer base.

Achieve Positive Operating Cash Flow

        To date, we have incurred losses from operations as a result of significant product development efforts, expansion of our direct sales force, implementation of marketing programs, and building the infrastructure to support a publicly held company, all in anticipation of increased revenues. With the global decline in information technology spending in 2001, we reduced our revenue forecasts for 2001 and 2002 and restructured our operating costs. With our revenue forecasts and our current level of operating spending, we will attempt to achieve positive cash flow from operations within the next 12 to 18 months.

Provide Solutions that Contribute to a Low Total Cost of Ownership

        Companies purchase testing solutions based on several criteria, including the total cost of ownership. Factors that contribute to the total cost of ownership for testing solutions include, among others, the costs of testing software, hardware used to simulate user load traffic, training, and designing, writing and maintaining test scripts. We believe our software contributes to a low total cost of ownership in many ways, including:

  •
  We offer competitive prices for our software solutions, minimizing up-front license costs;

  •
  Our software efficiently simulates user load traffic which reduces the cost of hardware required to perform tests; and

  •
  Our open-standards scripting language simplifies test script generation and reduces script maintenance.

Products

        Our current product line consists of:

  •
  WebLOAD: software that assures the performance of web applications by efficiently simulating very large numbers of users, extreme fluctuations in traffic and the complex user demands placed on web applications within an operating environment; and

  •
  WebRM: enterprise software that promotes efficient use of resources, facilitates collaboration and enables increased productivity by allowing developers, quality assurance, or QA, and information technology staff to share the same testing technologies, methodologies and resources throughout the application development life cycle. This enables the systematic verification of web application quality at all stages and facilitates rapid deployment.

  •
  WebFT: software that offers accurate, reliable and highly efficient functional testing under real-world conditions across multiple applications and databases, isolating defects and problems that could impact web application performance.

        Together, WebLOAD, WebRM and WebFT provide a comprehensive solution that enables users to verify their application's integrity, scalability, efficiency and reliability at each point in the application development cycle. We believe WebLOAD, WebRM and WebFT are the only products that combine all aspects of the web application performance verification process into an integrated solution with a unified script. Our products are designed specifically for the Internet, and employ Internet-standard technologies such as JavaScript, Java, ActiveX, Hypertext Markup Language, or HTML, XML and DOM. Using a standards-based approach makes our products easier to use and readily adaptable to new technology standards.

        Key features of our software include:

        Comprehensive Performance Software.    Our software provides an integrated solution to simultaneously verify the scalability, efficiency and reliability of web applications. In addition, our software can assure a web application's overall performance, the performance of an application's specific components and determine critical thresholds where performance starts to deteriorate.

        Designed for Web Applications.    Our software is specifically designed for the complex Internet computing environment and is based on Internet standards, such as JavaScript, Java, ActiveX, HTML, XML, and DOM. This enables efficient simulation of very large numbers of users, extreme fluctuations in traffic and complex user demands placed on web applications and allows our software to be readily adaptable to emerging Internet technologies.

        Detailed Performance Analysis.    Our software automatically monitors 75 performance criteria and supports an extensive number of additional user-defined criteria. Unlike other solutions, companies using our products have the ability to verify the performance of web applications for each simulated user or transaction. By identifying the points in a user's interaction where a web application fails, our comprehensive measurement and reporting mechanisms expedite the process of problem resolution.

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

WebLOAD

        Using WebLOAD, customers create scripts that simulate users' interactions with web applications. These scripts are built in JavaScript, the web standard for application scripting. WebLOAD includes recorders that enable customers to rapidly generate scripts by copying interactions between a web browser and a web application. WebLOAD also enables more advanced users to create highly complex interactions using JavaScript and WebLOAD's script authoring tools.

        WebLOAD can run simultaneously multiple different scripts which reflect different user interactions with the underlying application. These differences may be task based (for example, a retail application might mix browsers with purchasers), or based on other user characteristics, such as their connection speed, the browser they are using, or their Secure Socket Layer, or SSL, which is an encryption configuration.

        WebLOAD executes scripts for multiple simulated users, or virtual clients, on load generation machines, such as existing servers, that are centrally managed by the customer. The customer can schedule these virtual clients independently to simulate fluctuating user traffic patterns. Alternatively, a customer can use WebLOAD's Cruise Control feature, which steadily increases the number of virtual clients interacting with an application until that application fails to perform based on one or more customer-defined performance criteria. Cruise Control allows our customers to readily and rapidly determine the maximum user load their application can support while maintaining specified performance criteria.

        WebLOAD efficiently generates large numbers of virtual clients requiring significantly less computer memory than competing products with comparable functionality. This benefits companies by significantly reducing the cost of hardware required to simulate large numbers of users.

        While a performance session is running, WebLOAD generates over 75 different pre-defined statistical measurements, which are displayed to the user in real time. Our customers can also add an extensive number of user-defined measurements and timers, as well as monitor the performance profile of the components within a customer's Internet architecture. WebLOAD reports these data points on a per client and per transaction level, thus providing detailed information about the potential causes of any detected application failures during the simulation and allowing customers to rapidly and effectively address any performance issues. Customers can analyze this performance data and readily export it to industry-standard, third party formats, such as Microsoft Excel.

        WebLOAD has received the following awards:

  •
  1999 PC Week Analyst's Choice Award;

  •
  1999 Java Developer's Journal Award; and

  •
  2000 and 2001 Crossroads A-List Award.

WebRM

        WebRM addresses the needs of companies to systematically verify web application quality and standardize their web application performance solution across the application design, development, quality assurance and information technology functions. It allows companies to centrally-manage and share WebLOAD resources, so that a web application's architecture, design, implementation and hardware environment can all be tested using the same technology at each step of the development life cycle. Verification performed earlier in the development process generally results in earlier problem detection, lower costs and more rapid application development. Companies using WebRM can therefore capitalize on WebLOAD's comprehensive, integrated, standard-based approach to facilitate the rapid delivery of higher quality web applications.

        Key features and benefits of WebRM include:

        Coordinated Management of Resources.    Customers who license WebRM receive a fixed number simulated users, or virtual clients, which may be distributed throughout the enterprise on an as-needed basis. For example, a customer with a license for 10,000 virtual clients could allocate all 10,000 virtual clients for use in one performance session, or alternatively, could conduct several concurrent performance sessions with any number of virtual clients, up to an aggregate of 10,000 virtual clients. WebRM provides central administrative controls for managing access to virtual clients and load generating hardware on a per-user, per-group basis.

        Collaborative and Accelerated Development.    By enabling the sharing of resources and verification technologies throughout the application development lifecycle, WebRM enables developers, QA engineers and IT staff to use a common solution across the entire project. Using the same technology in all phases of application development and deployment enables easy communication across these functions. For example, WebRM permits a QA engineer to save a test script that identified a problem in the web application, and allows a developer to share that test script in order to reproduce, diagnose and fix the problem. Similarly, by using WebRM early in the development phase, developers can share their test scripts with QA engineers, increasing the shared understanding of what verification work has already been performed and allowing the QA function to scale these tests further.

WebFT

        WebFT addresses the needs of companies to systematically verify the integrity of their web applications. WebFT offers accurate, reliable and highly efficient functional testing under real-world conditions across multiple applications and databases, isolating defects and problems that could impact web application performance. Once the functionality of the web application has been verified using WebFT, companies can share the same test scripts with WebLOAD or WebRM to verify that the functionality performs under user load.

        Key features of WebFT, our functional testing product include:

        Ease of Use:    By providing a highly visual development environment, users can easily record and playback transaction activity in web applications to verify the functionality of the application. This allows novice users to become productive quickly while providing experienced users with an agenda testing tree that they can modify and work with to verify and handle complex testing cases.

        Automated Support for Client-Side Java:    This feature allows for easy recording and verification of client-side events.

        Detailed Error Reporting:    This feature allows for identification of any application failures through descriptive messages and alerts. In addition, reporting capabilities are enhanced through support for many formats including text, HTML, and Portable Document Format, or PDF.

Services

        Services consist of support and maintenance and training services. Support and maintenance services include technical support services via telephone and e-mail and product enhancements. Support and maintenance arrangements are generally purchased for 12-month terms. Training services consist of introductory and advanced courses on the use of our software products.

Customers

        To date, we have licensed our software to over 1,200 customers worldwide. Our customers include Fortune 1000 companies and other companies across a broad range of industries, including financial services, technology, retail, manufacturing, telecommunication, health care and education.

Sales and Marketing

        Sales.    We sell our products principally through a direct sales force. Our direct sales force consists of sales personnel and sales engineers located at our corporate headquarters in Burlington, Massachusetts, as well as offices throughout the United States, Israel, Germany, the United Kingdom and Sweden. In addition, we have indirect channel partners, principally consisting of web system integrators and web hosting companies, and international distributors in Europe, Israel and Asia.

        Marketing.    We engage in a variety of product marketing activities and provide product information through our website. We offer a free trial of our WebLOAD software that can be downloaded from our website. Our marketing programs are aimed at informing customers of the benefits of our software, increasing the market awareness of our products and generating demand for our products. Our marketing strategy includes focused lead generation activities, participating in trade shows and conferences, web seminars, promoting special events and cultivating relationships with key technology analysts about the competencies and benefits of our products.

Customer Support

        We offer a range of support and training services to our customers. We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, which in turn, is essential to customer satisfaction and continued license sales and revenue growth. We provide telephone and e-mail technical support from our corporate office in Burlington, Massachusetts and from our development center in Israel. We track support requests through a series of customer databases, including current status reports and historical customer interaction logs. We use customer feedback as a source of ideas for product improvements and enhancements. We also provide training and consulting to assist our customers in the development and deployment of web-based applications using our products.

Research and Development

        Our research and development efforts are focused on enhancing our core technology and developing additional functionality and capabilities for our products. We conduct our research and development principally from our facility in Israel. Our software development approach consists of a methodology that provides guidelines for planning, controlling and implementing projects. This approach uses a cross-functional, team-based development and release process. Our development group works closely with our sales and marketing groups, who provide customer and market requirements, and senior management who provides strategic input, to assist in defining product direction and to ensure that the right products are brought to market. Members of our research and development group have extensive experience working with web technologies and software testing solutions. We believe that our future performance will depend in large part on our ability to enhance our current product line, develop new products and maintain our leadership role in providing innovative solutions for verifying the performance and scalability of web applications.

Product Technology and Architecture

        Our technologies are built on an open, portable architecture, based on industry standard technologies. Our products may be deployed on Windows 98, Windows NT, Windows 2000, Sun Solaris and Linux operating systems. Our products incorporate the web standard scripting language, JavaScript, enabling our customers to easily develop, deploy and manipulate the scripts required to assess the performance of their web applications. We have also extended JavaScript to enable integration of Java, ActiveX and XML and work with other standard web technologies, such as SSL encryption schemes. Integration with these standard technologies helps ensure our products are available for use regardless of the customer's operating environment.

        Use of JavaScript as a core technology enables our products to perform extensive functional verification capabilities without the need for a browser graphical user interface, or GUI. JavaScript exposes DOM to users. Our DOM extensions readily make XML available to the script developer in a familiar setting making it easier to extend a web application to include XML interactions. Our efficient browser emulator minimizes the use of computer memory, thereby enabling companies to simulate a larger number of virtual clients in order to place considerable load, or stress, on the underlying application infrastructure.

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

        We expect that competition will intensify in the future. Increased competition is likely to result in pricing pressures, reduced margins and may result in the failure of our products to achieve or maintain market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Some of our competitors have longer operating histories, better brand recognition, a larger installed base of customers and substantially greater financial, technical, marketing and other resources than we do. In addition, we anticipate that there will be continuing consolidation in the web application products market and related markets such as computer software, media and communications. Our competitors may be acquired by, receive investments from, or enter into other commercial relationships with, larger, well-established and well-financed companies. As a result, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements. Many of these competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through bundling or other means. If competitors were to bundle competing products with their products, the demand for our products might be substantially reduced and our ability to distribute our products successfully would be substantially diminished.

        We believe the principal competitive factors affecting our market include:

  •
  the ability to accurately emulate the Internet, including efficient simulation of very large numbers of users, extreme fluctuations in traffic and complex user demands placed on web applications;

  •
  breadth and depth of features for detecting and resolving software errors early in the development cycle;

  •
  ease of use and interactive user features;

  •
  price and total cost of use, including hardware requirements;

  •
  ability to stay technically current and compatible with rapidly emerging and changing web technologies and standards; and

  •
  compatibility with the user's existing network components and software systems.

        To expand our customer base, we must continue to innovate and improve the performance of our products. Although we believe that our products compete favorably with respect to these factors, our market is relatively new and is developing rapidly. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, technical and other resources.

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

Employees

        As of December 31, 2001 we had 96 employees worldwide, of whom 40 were employed in research and development, 35 in sales and marketing, 11 in management and administration and 10 in technical support. Of our employees, 24 are based in the United States, 64 are based in Israel and 8 are based in Europe. None of our employees is represented by a labor union and we consider our relations with employees to be good.

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

Item 2.    PROPERTIES

        We do not own any real property. We lease an 11,228 square foot facility in Burlington, Massachusetts for our corporate headquarters under a lease that expires in 2005. In addition, we lease 10,136 square feet in Tel Aviv, Israel for our principal research and development and international sales operations under a lease that expires in 2005. We also lease space for our sales operations in the United Kingdom, Germany and Sweden.

Item 3.    LEGAL PROCEEDINGS

        To our knowledge we are not involved in any legal proceedings that are material to our business or financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Ordinary Shares

        Our Ordinary Shares traded on the Nasdaq National Market from August 10, 2000 until September 24, 2001, under the symbol RDVW. Since September 25, 2001, our Ordinary Shares have traded on the Nasdaq SmallCap Market under the same symbol RDVW. The high and low sales prices for our Ordinary Shares for the quarterly periods from August 10, 2000 through February 28, 2002 were as follows:

	Low Sales Price	High Sales Price
Fiscal 2000:
Period from August 10, 2000 to September 30, 2000	$6.25	$9.13
Quarter ended December 31, 2000	$2.13	$7.00
Fiscal 2001:
Quarter ended March 31, 2001	$0.69	$2.63
Quarter ended June 30, 2001	$0.40	$1.23
Quarter ended September 30, 2001	$0.32	$0.89
Quarter ended December 31, 2001	$0.20	$0.51
Fiscal 2002:
Quarter ended March 31, 2002 (through February 28, 2002)	$0.35	$0.64

Holders of Record

        As of February 28, 2002, there were approximately 130 holders of record and, we believe, approximately 1,700 beneficial owners, of our Ordinary Shares.

Dividends

        We have never declared or paid any cash dividends on our capital stock and do not intend to pay any cash dividends in the foreseeable future.

Sales of Unregistered Securities

        None.

Use of Proceeds from Sale of Registered Securities

        On August 9, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared effective a Registration Statement on Form F-1 (No. 333-41526) that registered 5,750,000 ordinary shares. The managing underwriters in the offering were Donaldson Lufkin Jenrette, Wit SoundView, Piper Jaffrey, and DLJdirect.

        On August 15, 2000, we sold 4,000,000 of such ordinary shares at an initial public offering price of $10.00 per share, generating gross offering proceeds of $40 million. After deducting $2.8 million in underwriting discounts and approximately $1.9 million in other related expenses, the net proceeds to us were approximately $35.3 million.

        Through December 31, 2001, we have used $22.1 million of the net proceeds from our initial public offering as follows:

  •
  $1.6 million for capital expenditures;

  •
  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

  •
  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

  •
  $100,000 for the repurchase of ordinary shares; and

  •
  $15.2 million for working capital.

Item 6.    SELECTED FINANCIAL DATA

        The following is our historical selected consolidated financial data and is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected consolidated financial data set forth below as of December 31, 2000 and 2001 and for each of the years ended December 31, 1999, 2000 and 2001 are derived from our audited financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1997, 1998, and 1999 and for the years ended December 31, 1997 and 1998 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with

"Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Software licenses	$246	$914	$4,701	$8,994	$5,829
Services	8	52	409	1,796	2,817

Total revenues	254	966	5,110	10,790	8,646

Cost of revenues:
Software licenses	17	59	340	572	271
Services	3	22	67	478	1,169

Total cost of revenues	20	81	407	1,050	1,440

Gross profit	234	885	4,703	9,740	7,206

Operating expenses:
Sales and marketing	800	1,425	3,973	11,599	13,898
Research and development	1,481	1,408	1,705	5,223	6,046
General and administrative	639	483	1,192	3,068	2,857
Stock-based compensation	191	149	234	1,418	878
Nonrecurring charges	—	—	—	—	1,671

Total operating expenses	3,111	3,465	7,104	21,308	25,350

Loss from operations	(2,877)	(2,580)	(2,401)	(11,568)	(18,144)

Other income (expense):
Interest income (expense), net	(319)	(202)	(305)	565	693
Other income (expense), net	191	67	(35)	18	20

Net loss	(3,005)	(2,715)	(2,741)	(10,985)	(17,431)

Dividend to certain preferred shareholders	—	—	—	2,585	—

Net loss attributable to ordinary shareholders	$(3,005)	$(2,715)	$(2,741)	$(13,570)	$(17,431)

Basic and diluted net loss attributable to ordinary shareholders	$(1.28)	$(1.04)	$(0.80)	$(1.51)	$(1.07)

Weighted average number of shares used in computing basic and diluted net loss attributable to ordinary shareholders	2,356	2,599	3,414	8,968	16,346

	As of December 31,
	1997	1998	1999	2000	2001
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$49	$1,442	$8,165	$33,469	$13,182
Working capital (deficit)	(3,787)	484	7,002	26,591	10,935
Total assets	680	2,384	10,850	39,713	17,425
Long-term debt, less current portion	63	3,198	3,562	—	—
Related party loan, less current portion	1,532	1,351	1,332	—	—
Total shareholders' equity (deficit)	(5,024)	(3,726)	2,851	29,004	12,351

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

        RadView develops, markets and supports software that enables companies to assure the scalability, efficiency and reliability of web applications. In 1997, we introduced our first web-testing product, WebLOAD, which was initially focused on assessing the scalability of web applications. Since then, we have enhanced the functionality of WebLOAD to provide an integrated solution to assess the performance and accelerate the deployment of web applications. In February 2000, we introduced WebRM, which is designed to facilitate the systematic verification of web application quality throughout the application development lifecycle and to accelerate the deployment of high performance web applications. In August 2001, we introduced WebFT, a testing tool for verification of the functionality of web applications.

        Our revenues were $5.1 million in 1999, $10.8 million in 2000, and $8.6 million in 2001. Our revenues are primarily derived from the license of our WebLOAD and WebRM software products, and to a lesser extent, from our WebFT software product. We also derive revenues from related services including customer support, maintenance and training.

        We license our software primarily through a direct sales force and, to a lesser extent, through indirect channels. To date, we have licensed our software to customers in North America, Europe, Asia-Pacific, and the Middle East. Revenues derived from North America as a percent of total revenues were 86.8% in 1999, 82.7% in 2000, and 70.2% in 2001. While we expect to continue to derive the majority of our revenues from North America, we intend to derive an increasing percentage of our revenues from Europe and Asia-Pacific. Substantially all of our sales are denominated in U.S. dollars.

        Our net loss was $2.7 million in 1999, $11.0 million in 2000, and $17.4 million in 2001. These net losses resulted primarily from the significant costs incurred in the development of our software and in the expansion of our operations.

        In July and October 2001, we restructured our business through the termination of an aggregate of approximately 40% of our workforce and the termination of certain sales facilities leases. As a result of these actions, we recorded restructuring charges totaling $1.4 million in 2001. In January 2002, we reduced our workforce by an additional 26 employees. We expect to record an additional restructuring charge of approximately $350,000 in the first quarter of 2002 consisting of employee severance costs, idle lease facilities costs and fixed asset impairment costs. As a result of these actions, we expect that operating expenses will be lower in 2002 than in 2001.

Significant Accounting Policies

General

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. To fully understand and evaluate our reported financial results, we believe it is important to understand our policies for revenue recognition and software development costs.

Revenue Recognition

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

        We generally recognize software license revenues from resellers or distributors at the time of shipment, provided that all other revenue recognition criteria set forth in governing statements of position on software revenue recognition have been met. We recognize services revenues from software maintenance agreements ratably over the term of the maintenance period, typically one year. We recognize services revenues from training as the services are performed. Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.

Software Development Costs

        We account for software development costs in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Software development costs incurred from the point of reaching technological feasibility until the time of general product release should be capitalized. We define technological feasibility as the completion of a working model. Because we sell our products in a market that is subject to rapid technological change, new product development and changing customer needs, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. For us, the period in which we can capitalize software development costs is very short, so the amounts that could be capitalized are not material to our financial statements. Therefore, we have charged all such costs to research and development expense in the period incurred.

Results of Operations

        The following table sets forth the consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	1999	2000	2001
Revenues:
Software licenses	92.0%	83.4%	67.5%
Services	8.0%	16.6%	32.5%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Software licenses	6.7%	5.3%	3.1%
Services	1.3%	4.4%	13.5%

Total cost of revenues	8.0%	9.7%	16.6%

Gross profit	92.0%	90.3%	83.4%

Operating expenses:
Sales and marketing	77.7%	107.5%	160.7%
Research and development	33.4%	48.4%	70.0%
General and administrative	23.3%	28.4%	33.0%
Stock-based compensation	4.6%	13.2%	10.2%
Nonrecurring charges	0.0%	0.0%	19.3%

Total operating expenses	139.0%	197.5%	293.2%

Loss from operations	(47.0)%	(107.2)%	(209.8)%

Other income (expense):
Interest income (expense), net	(6.0)%	5.2%	8.0%
Other income (expense), net	(0.7)%	0.2%	0.2%

Net loss	(53.7)%	(101.8)%	(201.6)%

Years Ended December 31, 2000 and 2001

Revenues

        Total Revenues.    Total revenues decreased $2.1 million, or 19.9%, from $10.8 million in 2000 to $8.6 million in 2001. Total revenues decreased due to a $2.8 million decrease in total revenues from customers in the U.S. offset, in part, by a $700,000 increase in total revenues from international customers. Total revenues from U.S. customers decreased from $8.9 million in 2000 to $6.1 million in 2001 due to lower unit volume sales of software licenses experienced primarily in the second half of 2001, offset, in part, by an increase in service revenues. Total revenues from international customers increased from $1.9 million in 2000 to $2.6 million in 2001 due to higher unit volume sales of software licenses and an increase in service revenues.

        Software Licenses.    Software license revenues decreased $3.2 million, or 35.2%, from $9.0 million in 2000 to $5.8 million in 2001. Total software license revenues from U.S. customers decreased from $7.4 million in 2000 to $3.8 million in 2001 due to lower unit volume sales arising primarily in the second half of 2001 attributable to weakness in the U.S. economy, slower technology spending, and uncertainty after the events on September 11, 2001. Total revenues from international customers increased from $1.6 million in 2000 to $2.0 million in 2001 due to higher unit volume sales due to the expansion of our European sales force and establishment of distribution channels in Japan in the second half of 2000.

        Services.    Service revenues increased $1.0 million, or 56.8%, from $1.8 million in 2000 to $2.8 million in 2001. This increase was due to provision of support and maintenance services to a larger installed customer base in both the U.S. and internationally.

Cost of Revenues

        Cost of Software Licenses.    Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses was $572,000 in 2000, or 6.4% of software license revenue, compared to $271,000 in 2001, or 4.6% of software license revenue. The decrease was due to lower royalty costs for third-party software in 2001.

        Cost of Services.    Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services was $478,000 in 2000, or 26.6% of service revenues, compared to $1.2 million in 2001, or 41.6% of service revenue. The increase was due to an increase in the number of employees providing support and maintenance services.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing costs such as advertising and product promotion. Sales and marketing expenses were $11.6 million in 2000, or 107.5% of total revenues, compared to $13.9 million in 2001, or 160.7% of total revenues. The increase was due to higher spending in 2001 for marketing programs, such as advertising, trade shows and lead-generation activities and the expansion of our sales and marketing workforce during the first half of 2001. In the second half of 2001, we reduced our sales and marketing workforce from 82 employees at June 30, 2001 to 45 employees at December 31, 2001, a decrease of 37 employees, or approximately 45%. Sales and marketing expenses were reduced by $292,000 in the fourth quarter of 2001 as a result of the reversal of previously accrued annual bonuses and related expenses because of the reduction in our work force. This adjustment reduced total sales and marketing expenses by 15.0% in the fourth quarter of 2001 and 2.0% in 2001. We expect that sales and marketing expenses will be lower in 2002 than in 2001.

        Research and Development.    Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products. Research and development expenses were $5.2 million in 2000, or 48.4% of total revenues, compared to $6.0 million in 2001, or 70.0% of total revenues. The increase was due to increased personnel costs incurred during the first half of 2001. In the second half of 2001, we reduced our research and development workforce from 52 employees at June 30, 2001 to 40 employees at December 31, 2001, a decrease of 12 employees, or approximately 23%. Research and development expenses were reduced by $110,000 in the fourth quarter of 2001 as a result of the reversal of previously accrued annual bonuses and related expenses and year-end employee benefit programs because of the reduction in our work force. This adjustment reduced total research and development expenses by 10.7% in the fourth quarter of 2001 and 1.8% in 2001. We expect that research and development expenses will be lower in 2002 than in 2001.

        General and Administrative.    General and administrative expenses consist principally of executive, finance and administrative salaries and related expenses and costs. General and administrative expenses were $3.1 million in 2000, or 28.4% of total revenues, compared to $2.9 million in 2001, or 33.0% of total revenues. The decrease was due to a reduction during the second half of 2001 in our general and administrative workforce from 24 employees at June 30, 2001 to 11 employees at December 31, 2001, a decrease of 13 employees, or approximately 54%. General and administrative expenses were reduced by $198,000 in the fourth quarter of 2001 as a result of the reversal of previously accrued annual bonuses and related expenses and year-end employee benefit programs because of the reduction in our work force. This adjustment reduced total general and administrative expenses by 32.6% in the fourth quarter of 2001 and 6.5% in 2001. We expect that general and administrative expenses will be lower in 2002 than in 2001.

        Stock-based Compensation.    Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value and to all equity instruments issued to nonemployees. For stock options granted to employees, the difference between the exercise price and the estimated fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options. For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option. Stock-based compensation expense was $1.4 million in 2000 compared to $878,000 in 2001. The decrease resulted from the cancellation of employee stock options for terminated employees for whom stock-based compensation was originally recorded.

        Deferred compensation on the unvested options is included as a component of shareholders' equity and amortized to stock-based compensation expense over the vesting period of the underlying options. Deferred stock-based compensation totaled $1.4 million at December 31, 2001, and will result in additional charges to operations through May 2004.

        Nonrecurring Expenses.    Nonrecurring expenses consist of restructuring charges and other nonrecurring costs. There were no nonrecurring expenses in 2000. Nonrecurring expenses were $1.7 million in 2001 that consisted of restructuring charges of $1.4 million and a payment of $237,000 to a landlord incurred upon the termination of a facility lease agreement in March 2001.

        The $1.4 million in restructuring charges were incurred in July 2001 and October 2001, when we implemented two separate restructuring plans in an effort to lower operating costs. The restructuring plans and related charges recorded in 2001 consisted of severance costs for terminated employees of $634,000, idle lease space costs of $339,000, fixed asset impairment costs of $369,000 and vendor contract termination fees of $91,000. A total of 62 employees were terminated, or approximately 40% of the workforce, of whom 37 employees were from sales and marketing, 12 employees were from research and development, and 13 employees were from general and administrative. Restructuring charges accrued but not paid as of December 31, 2001 totaled $231,000, and consist of estimated idle lease costs. Amounts payable within one year have been classified as a current liability.

        In January 2002, we reduced our workforce by an additional 26 employees. We expect to record additional restructuring expenses of approximately $350,000 in the first quarter of 2002 consisting of employee severance costs, idle lease facilities costs, and fixed asset impairment costs.

        Interest Income, Net.    Interest income, net consists principally of interest earned on cash investments offset, in part, by interest expense incurred in connection with long-term debt. Interest income, net was $565,000 in 2000 compared to $693,000 in 2001. Interest income, net increased due to an increase in interest income in 2001 from investment of the net proceeds of the initial public offering of our ordinary shares in August 2000 and a decrease in interest expense resulting from the repayment of all outstanding long-term debt during the first quarter of 2001.

        Other Income, Net.    Other income, net consists principally of currency translation gains and losses. Other income, net was $18,000 in 2000 and $20,000 in 2001. The change was due to exchange rate fluctuations.

        Income Taxes.    We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $13.0 million as of December 31, 2001 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income. We expect that during the period in which these tax losses are utilized our income would be substantially tax exempt. There will be no tax benefit available from these losses and no deferred income taxes have been included in our financial statements.

        Our U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $21.5 million as of December 31, 2001. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2021. We have recorded a full valuation allowance against our deferred tax assets due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Years Ended December 31, 1999 and 2000

Revenues

        Total Revenues.    Total revenues increased $5.7 million, or 111.2%, from $5.1 million in 1999 to $10.8 million in 2000.

        Software Licenses.    Software license revenues increased $4.3 million, or 91.3%, from $4.7 million in 1999 to $9.0 million in 2000. The increase was due to the expansion of our sales force in 2000, the increased market acceptance of our WebLOAD product, and the introduction of our WebRM product in February 2000, which represented 34.3% of total software license revenues in 2000.

        Services.    Services revenues increased $1.4 million, or 339.1%, from $409,000 in 1999 to $1.8 million in 2000. The increase was due to higher maintenance and training revenues resulting from an increase in our customer base.

Cost of Revenues

        Cost of Software Licenses.    Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses was $340,000 in 1999, or 7.2% of software license revenue, compared to $572,000 in 2000, or 6.4% of software license revenue. The dollar increase was primarily due to an increase in product-related costs associated with licensing of our software. The percentage decrease was due to economies of scale associated with a larger customer base.

        Cost of Services.    Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services was $67,000 in 1999, or 16.4% of service revenue, compared to $478,000 in 2000, or 26.6% of service revenue. The increase was due to increased personnel costs to provide support and maintenance services.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing communication costs such as advertising and product promotion. Sales and marketing expenses were $4.0 million in 1999, or 77.7% of total revenues, compared to $11.6 million in 2000, or 107.5% of total revenues. The increase was due to the expansion of our sales force, higher commission expenses associated with greater revenues, hiring of additional marketing personnel, increased advertising spending, and higher occupancy and travel costs.

        Research and Development.    Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products. Research and development expenses were $1.7 million in 1999, or 33.4% of total revenues, compared to $5.2 million in 2000, or 48.4% of total revenues. The increase was due to an increase in the number of software engineering personnel and related spending associated with the establishment of a software development organization at our headquarters in Massachusetts during late 1999 and early 2000.

        General and Administrative.    General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses and costs. General and administrative expenses were $1.2 million in 1999, or 23.3% or total revenues, compared to $3.1 million in 2000, or 28.4% of total revenues. The increase was due to an increase in the number of finance and administrative personnel to accommodate our growing U.S. operations.

        Stock-based Compensation.    Stock-based compensation expense was $234,000 in 1999, or 4.6% of total revenues, compared to $1.4 million in 2000, or 13.2% of total revenues. The increase compensation expense resulted from the issuance of stock options to employees at exercise prices below fair market value prior to the completion of the initial public offering of our ordinary shares in August 2000.

        Interest Income, Net.    Interest income, net consists principally of interest expense incurred in connection with long-term debt, offset by interest earned on cash investments. There was net interest expense of $305,000 in 1999 compared to net interest income of $565,000 in 2000. Interest income, net increased due to higher interest earnings resulting from the investment of proceeds from the Series B preferred share financing in December 1999 and the initial public offering completed in August 2000 and a decrease in interest expense due to the payment of related party loans in September 2000.

        Other Income, Net.    Other income, net consists principally of currency translation gains and losses. There was net other expense of $35,000 in 1999 compared to net other income of $18,000 in 2000. The changes were due to exchange rate fluctuations.

Liquidity and Capital Resources

        As of December 31, 2001, cash and cash equivalents totaled $13.2 million compared to $33.5 million as of December 31, 2000.

        Cash used in operating activities was $1.5 million in 1999, $6.3 million in 2000 and $15.7 million in 2001. Cash used in operating activities in 1999 was due to a net loss of $2.7 million, an increase of $1.1 million in accounts receivable and an increase of $222,000 in prepaid expenses, offset, in part, by depreciation of $251,000, amortization of deferred compensation of $234,000, other non-cash charges of $417,000, an increase of $1.2 million in accounts payable and accrued liabilities and an increase of $401,000 in deferred revenue. Cash used in operating activities in 2000 was due to a net loss of $11.0 million, an increase of $1.2 million in accounts receivable and an increase of 406,000 in prepaid expenses, offset, in part, by depreciation of $668,000, amortization of deferred compensation of $1.4 million, other non-cash charges of $475,000, an increase of $2.7 million in accounts payable and accrued liabilities and an increase of $1.0 million in deferred revenue. Cash used in operating activities in 2001 was due to a net loss of $17.4 million, a decrease of $2.0 million in accounts payable and accrued expenses and a decrease of $102,000 in deferred revenue, offset, in part, by depreciation of $1.1 million, $369,000 of asset impairment write-offs, amortization of deferred compensation of $878,000, other non-cash charges of $92,000, a decrease of $1.0 million in accounts receivable, a decrease of $229,000 in prepaid expenses, and an increase of $231,000 in accrued restructuring charges.

        Cash used in investing activities was $884,000 in 1999, $2.1 million in 2000 and $677,000 in 2001. Cash used in investing activities in 1999 was primarily for purchases of $197,000 in short-term investments, $587,000 in property and equipment and an increase of $100,000 in other assets. Cash used in investing activities in 2000 was primarily for purchases of $2.4 million in property and equipment and an increase of $241,000 in other assets, offset, in part, by $513,000 in proceeds from the sale of short-term investments. Cash used in investing activities in 2001 was primarily for purchases of $605,000 in property and equipment and an increase of $72,000 in other assets.

        Cash provided by financing activities was $8.9 million in 1999 and $34.2 million in 2000. Cash used in financing activities was $3.9 million in 2001. Cash provided by financing activities in 1999 consisted principally of $8.9 million in net proceeds from the issuance of preferred stock. Cash provided by financing activities in 2000 consisted of $35.3 million in net proceeds from the initial public offering and $406,000 from the issuance of ordinary and preferred shares prior to the completion of the initial public offering, offset, in part, by $1.4 million used for the repayment of principal on the related party loans. Cash used in financing activities in 2001 consisted of $3.8 million for the repayment of long-term loans with a bank and $100,000 for the purchase of our ordinary shares.

        In April 2001, our board of directors approved a stock repurchase program under which we may repurchase our ordinary shares for an aggregate consideration that shall not exceed $2.5 million. Purchases may be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions. Through December 31, 2001, we repurchased 134,000 of our ordinary shares at an aggregate cost of $100,000.

        We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2005. As of December 31, 2001, the future total lease payments under these leases were as follows: $628,000 in 2002, $511,000 in 2003, $517,000 in 2004, and $166,000 in 2005.

        We expect that operating expenses, as well as planned capital expenditures, will constitute a material use of our cash resources. We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to complete financing on acceptable terms or at all.

Impact of Inflation and Currency Fluctuations

        A large portion of our revenues is received, and a large portion of our expenses is incurred, in U.S. dollars. Revenues denominated in U.S. dollars as a percent of total revenues were 92.0% in 1999, 82.7% in 2000, and 92.9% in 2001. Expenses denominated in U.S. dollars as a percent of total expenses were 60.0% in 1999, 69.0% in 2000, and 70.4% in 2001.

        A portion of our expenses, mainly salary and personnel costs related to our employees in Israel, is incurred in New Israeli Shekels, or NIS. The salaries of our Israel-based employees are partially linked to inflation in Israel. As a result, the U.S. dollar cost of our Israeli operations is influenced by inflation in Israel as well as the currency exchange rate between the NIS in relation to the U.S. dollar. Any increase in the rate of inflation in Israel may have a negative effect on our operating results, unless such inflation is offset by a devaluation of the NIS in relation to the U.S. dollar. Exchange rates between the NIS and the dollar fluctuate continuously, and therefore exchange rate fluctuations and especially larger periodic devaluations will have an impact on our operating results and period-to-period comparisons of its results. The effects of foreign currency translations are reported in our financial statements in current operating results. We believe that neither inflation in Israel, nor exchange rate fluctuations between the NIS and the U.S. dollar, historically has had a material effect on our operations.

        In addition to our operations in Israel, we also conduct operations in Germany, the United Kingdom and Sweden. Transactions denominated in currencies other than the U.S. dollar or NIS were not material.

Government Grants

        The Government of Israel, through the Office of the Chief Scientist, encourages research and development projects that result in products for export. We received grants of $605,000 from the Office of the Chief Scientist through December 31, 1996, which were used to fund a predecessor product.

Since December 31, 1996, we have neither applied for nor received any additional grants from the Office of the Chief Scientist. Pursuant to the terms of these grants, we are obligated to pay royalties of 3.0% to 5.0% of revenues derived from sales of products funded with these grants, up to 100.0% to 150.0% of certain grant amounts received. The terms of the grant also require that the know-how from the research and development that is used to produce the product may not be transferred to third parties without the approval of the research committee. As of December 31, 2001 our maximum potential royalty obligation to the Office of the Chief Scientist in respect of grants received is $670,000, of which $614,000 has been accrued and $56,000 has been paid.

Effective Corporate Tax Rate

        Israeli companies are generally subject to tax at the rate of 36.0% of taxable income. However, we have derived, and expect to continue to derive, a substantial portion of our income under our Approved Enterprise capital investment program. Subject to compliance with applicable requirements, this income will be tax exempt for a period of two years and will be subject to a reduced corporate tax rate of 25.0% in the following five years. If we do not comply with the applicable requirements, the tax benefits may be canceled. We believe that we comply with these conditions. If we operate under more than one approval, or if our capital investments are only partially approved, our effective tax rate will be a weighted combination of the various applicable tax rates. We may not be able to obtain approval for additional Approved Enterprise programs. Since we have incurred tax losses through December 31, 2001, we have not yet used the tax benefits for which we are eligible.

Market Risk

        We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. We currently do not have any outstanding borrowings or other credit facilities.

Recently Issued Accounting Pronouncements

        In July 2001, the Financial Accounting Standards Board, or FASB, issued Statement on Financial Accounting Standards, or SFAS, No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements.

        In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142. The Company must adopt SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim period within those fiscal years, with early adoption permitted. The Company does not believe the adoption of this statement will have a material impact on the Company's consolidated financial statements.

        In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statements of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenue in the statement of operations to offset the costs incurred. The Company will adopt Topic No. D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements for prior periods will be reclassified to comply with the guidance in Topic No. D-103. There were no reimbursed out-of pocket expenses in 1999. Reimbursed out-of-pocket expenses were $18,000 in 2000 and $16,000 in 2001. If the provisions of Topic No. D-103 had been adopted during 2000 and 2001, service revenues and cost of service revenues would have been higher by the amounts noted. However, the amount of gross profit would not have changed, but the gross profit as a percentage of total revenues, or gross margin, would have decreased.

Special Note Regarding Forward-Looking Statements

        Statements in this Annual Report of Form 10-K concerning our business outlook or future performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are "forward-looking statements" as that term is defined under U.S. federal securities laws. Discussions containing forward-looking statements may be found in the material set forth under "Management's Discussion and Analysis of Financial Condition and Results of Operations" as well as in this report generally. We generally uses words such as "believe," "may," "could," "will," "intend," "estimate," "expect," "anticipate," "plan," and similar expressions to identify forward-looking statements. Forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. These risks, uncertainties and factors include, but are not limited to: our limited operating history and history of losses; significant competition; and other factors detailed in our filings with the Securities and Exchange Commission, including this Annual Report on Form 10-K. Although we believe the expectations reflected in the forward-looking statements are reasonable, they related only to events as of the date on which the statements are made, and we cannot assure you that its future results, levels of activity, performance or achievements will meet these expectation. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of the forward-looking statements. We do not intend to update any of the forward-looking statements after the date of this report to conform these statements to actual results or to changes in our expectations, except as required by law.

Passive Foreign Investment Company Status

General

        We will be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes in any tax year if, in such tax year, either 75% or more of our gross income is passive in nature, also referred to as the Income Test, or, on average for such tax year, 50% or more of our assets, at fair value, produce or are held for the production of passive income, also referred to as the Asset Test. We must make a separate determination each year as to whether we are a PFIC. As a result, our PFIC status may change. Classification of a company as a PFIC has important tax implications to any U.S. holder of a foreign corporation's stock, or a U.S. Holder.

        For purposes of this summary, a U.S. Holder includes holders that are:

  •
  U.S. citizens or individuals resident in the United States for U.S. federal income tax purposes,

  •
  domestic U.S. corporations,

  •
  estates, the income of which is subject to U.S. federal income tax regardless of the source of their income, and

  •
  any trust if either (i) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all the substantial decisions of the trust, or (ii) a trust that has a valid election in effect under applicable U.S. Treasury regulations to be treated as a United States person.

        In applying the Asset Test, a foreign corporation will be classified as a PFIC if the average percentage of its assets during the tax year which produce, or are held for the production of, passive income, or Passive Assets, is 50% or more of its total assets. Our cash and cash equivalents are considered to be Passive Assets. The value of the total assets of a publicly-traded foreign corporation is generally equal to the sum of the aggregate value of its outstanding stock plus its liabilities. The Asset Test for a tax year generally is applied by averaging the results determined as of the end of each quarter of the tax year.

Our Determination of PFIC Status

        We believe we were a PFIC for the taxable year ended 2001 due primarily to the decline in the market price of our ordinary shares relative to the value of our Passive Assets. If we were indeed a PFIC for the 2001 taxable year, a U.S. Holder who owned our shares in 2001 will be subject to reporting requirements for 2001 and succeeding years, even if in subsequent years we are no longer a PFIC. U.S. Holders may also be subject to increased U.S. tax liabilities if we are a PFIC, even if in subsequent years we are no longer a PFIC, although shareholder elections may apply in certain circumstances, as described in greater detail below.

        We expect that we will be a PFIC in 2002. If our expectation is accurate, the same reporting obligations and tax consequences will apply to U.S. Holders who acquire shares during the 2002 taxable year.

Tax Consequences if We Are a PFIC

        There are no U.S. federal income tax consequences to a non-U.S. Holder if we are classified as a PFIC.

        If we are a PFIC for U.S. federal income tax purposes for any year during a U.S. Holder's holding period of our ordinary shares and such U.S. Holder does not make either of the special elections described later, any gain recognized by a U.S. Holder upon the sale of ordinary shares, or upon the receipt of certain distributions, would be treated as ordinary income. Such income generally would be allocated over a U.S. Holder's holding period with respect to our ordinary shares. The amount allocated to prior years will be subject to tax at the highest tax rate in effect for that year and an interest charge would be imposed on the amount of deferred tax on the income allocated to prior taxable years.

        Although we generally will be treated as a PFIC as to any U.S. Holder if we are a PFIC for any year during a U.S. Holder's holding period, if we cease to satisfy the requirements for PFIC classification, the U.S. Holder may avoid PFIC classification for subsequent years if the U.S. Holder elects to recognize gain based on the unrealized appreciation in the ordinary shares through the close of the tax year in which we cease to be a PFIC. Additionally, if we were a PFIC, a U.S. Holder who acquires ordinary shares from a decedent would be denied the normally available step-up in tax basis for our ordinary shares to fair market value at the date of death and instead would have a tax basis equal to the decedent's tax basis.

        For any tax year in which we are determined to be a PFIC, a U.S. Holder may elect to treat their ordinary shares as an interest in a qualified electing fund, or a QEF Election, in which case the U.S. Holder would be required to include in income currently their proportionate share of our earnings and profits in years in which we are a PFIC regardless of whether distributions of such earnings and profits are actually distributed to such U.S. Holder. Any gain subsequently recognized upon the sale of their ordinary shares by such U.S. Holder generally would be taxed as capital gain and a denial of the basis step-up at death would not apply.

        A shareholder may make a QEF Election with respect to a PFIC for any taxable year of the shareholder. A QEF Election is effective for the year in which the election is made and all subsequent taxable years of the shareholder. Procedures exist for both retroactive elections and the filing of protective statements. A U.S. Holder making the QEF Election must make the election on or before the due date, as extended, for the filing of the shareholder's income tax return for the first taxable year to which the election will apply.

        A U.S. Holder must make a QEF Election by completing Form 8621, Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund, and attaching it to their U.S. federal income tax return, and must satisfy additional filing requirements each year the election remains in effect. We intend to provide to each shareholder, upon request, the tax information required to make a QEF Election and to make subsequent annual filings.

        As an alternative to a QEF Election, a U.S. Holder generally may elect annually to mark to market their ordinary shares, or a Mark-to-Market Election, recognizing as ordinary income or loss, subject to certain limitations, the difference between the fair market value of the U.S. Holder's ordinary shares and the adjusted tax basis of such ordinary shares. Losses would be allowed only to the extent of the net mark-to-market gain accrued under the election. If a Mark-to-Market Election with respect to ordinary shares is in effect on the date of a U.S. Holder's death, the normally available step-up in tax basis to fair market value will not be available. Rather, the tax basis of such ordinary shares in the hands of a U.S. Holder who acquired them from a decedent will be the lesser of the decedent's tax basis or the fair market value of the ordinary shares.

        U.S. Holders should consult their own tax advisors regarding the eligibility, manner and advisability of making a QEF Election or a Mark-to-Market Election, and the effect of these elections on the calculation of the amount of foreign tax credit that may be available to a U.S. Holder.

        A U.S. Holder who beneficially owns shares of a PFIC must file Form 8621 with the U.S. Internal Revenue Service for each tax year in which the U.S. Holder holds stock in a PFIC. This form describes any distributions received with respect to these shares and any gain realized upon the disposition of these shares.

        The summary above is based on current provisions of the United States Internal Revenue Code of 1986, as amended, the final, temporary and proposed U.S. Treasury Regulations promulgated thereunder, and administrative and judicial interpretations thereof, all of which are subject to change, possibly with retroactive effect. This summary is limited to a description of certain of the material U.S. federal income tax consequences to U.S. Holders of our status as a PFIC and does not consider any other aspects of U.S. federal income taxation that may be relevant to U.S. Holders, nor does it consider all aspects of the PFIC regime that may be relevant to particular U.S. Holders by reason of their particular circumstances. This summary is directed only to U.S. Holders that hold ordinary shares as capital assets and does not address the considerations that may be applicable to particular classes of U.S. Holders, including tax-exempt organizations; holders of ordinary shares as part of a "straddle," "hedge" or "conversion transaction"; U.S. Holders who own, directly, indirectly or through attribution, 10% or more of our outstanding ordinary shares; and persons who own ordinary shares through a partnership or other pass-through entity.

RISK FACTORS

Certain Factors That May Affect Future Results

        A number of uncertainties exist that could affect our operating results, including, without limitation, the following:

Risks Related to Our Operations

We have had losses since our inception and expect to incur losses for the foreseeable future.

        We incurred net losses of $2.7 million in 1999, $11.0 million in 2000 and $17.4 million in 2001. As of December 31, 2001, we had an accumulated deficit of $41.4 million. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We expect to incur losses for the foreseeable future and cannot be certain if or when we will achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

        Our quarterly revenues and operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of securities analysts or investors. The factors that may cause fluctuations of our operating results include the following:

  •
  the size, timing and terms of sales of our products and services;

  •
  unexpected delays we may encounter in introducing new versions of our existing products as well as any new future products and services;

  •
  our ability to successfully retain our direct sales force and international sales organization;

  •
  our ability to establish and maintain relationships with our partners; and

  •
  the fixed nature of expenses such as base compensation and rent.

        Due to these and other factors, we believe that period-to-period comparisons of our results of operations may not be meaningful and should not be relied upon as indicators of our future performance. It is possible that in future periods our results of operations may be below the expectations of public market analysts and investors. If this occurs, the price of our ordinary shares may decline.

The slow-down in technology spending has had and could continue to have a material adverse effect on our results of operations.

        The deterioration of economies around the world and economic uncertainty that began in 2000 continued throughout 2001. This has resulted in a curtailment of technology spending by many businesses across many industries. It has also reduced our ability to forecast orders, also referred to as "low visibility". We believe that this slow down in technology spending will continue for the foreseeable future and are uncertain as to when this slow-down will end. As a result of this slow-down, our revenues decreased from $10.8 million in 2000 to $8.6 million in 2001, and we do not expect revenues to increase in 2002. The decline in technology spending has reduced our revenues, and may result in pressure on the price of our products and prolong the time until we are paid, all of which would have a material adverse effect on the results of our operations.

The terrorist attacks in the United States are impacting the global economy and could have a material adverse effect on our results of operations.

        The terrorist attacks in the United States on September 11, 2001, followed by military action by the United States, are impacting the global economy. The future course of this conflict and its effect on the global economy and technology spending cannot be predicted. Terrorist attacks can have both direct and indirect impact on our business as a result of, among other things, attacks on our suppliers, employees, customers or research facilities, military service obligations of our key employees and changes in monetary and fiscal policies, all of which may have a material adverse effect on the results of our operations.

We expect to depend on sales of our WebLOAD and WebRM products for substantially all of our revenues for the foreseeable future.

        Our WebLOAD product accounted for all of our revenues prior to February 2000. We anticipate that revenues from our WebLOAD and WebRM products will constitute substantially all of our revenues for the foreseeable future. Consequently, any decline in the demand for our WebLOAD and WebRM products or their failure to achieve broad market acceptance, would seriously harm our business.

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

        Some of our competitors have longer operating histories, better brand recognition, a larger installed base of customers and substantially greater financial, technical, marketing and other resources than we do. As a result, they may be able to respond more quickly to new or changing opportunities, technologies, standards or customer requirements.

        Many of our competitors also have broader and more established distribution channels that may be used to deliver competing products directly to customers through bundling or other means. If competitors were to bundle competing products with their products, the demand for our products might be substantially reduced and our ability to distribute our products successfully would be substantially diminished. The entry of new competitors into our market could reduce our sales, require us to lower our prices, or both. Many of the factors that affect competition are outside our control, and there can be no assurance that we can maintain or enhance our competitive position against current and future competitors.

Our sales cycle depends partly on factors outside our control and may cause our revenues to vary significantly.

        Our customers view the purchase of our products as an important decision, particularly with respect to WebRM, which we introduced in February 2000. As a result, our customers may take a long time to evaluate our products before making their purchase decisions and this could result in a long, and often unpredictable, sales and implementation cycle for our products. This may cause our revenues and results of operations to vary significantly from period to period. With respect to WebRM, we spend time educating and providing information to our prospective customers regarding its use and benefits. In addition, we may expend significant sales and marketing expenses during the evaluation period before the customer places an order with us. Our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for broader use within their organizations.

        We usually have no significant order backlog. This makes revenues in any quarter substantially dependent upon orders we receive and deliver in that quarter. Because of this, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult for you to evaluate our prospects.

Defects in our products may increase our costs and diminish the demand for our products.

        Our products are complex and they have occasionally contained, and may in the future contain, undetected errors when first introduced or when new versions are released. If our products do not perform as intended in specific company environments, we may incur warranty and repair costs, be subject to liability and experience delays. Regardless of the source of the errors, we must divert the attention of our engineering personnel from our research and development efforts to address any errors. We may incur warranty or repair costs, be subject to liability claims for damages related to product errors or experience delays as a result of these errors in the future. Any insurance policies that we may have may not provide sufficient protection should a claim be asserted. Moreover, the occurrence of errors, whether caused by our products or the products of another vendor, may result in significant customer relation problems and injury to our reputation and may impair the market acceptance of our products and technology.

Failure to develop strategic relationships could limit our growth.

        We believe that our success in penetrating our target markets depends in part on our ability to develop and maintain strategic relationships with resellers, systems integrators and distribution partners. If we are unable to maintain our existing marketing and distribution relationships, or fail to enter into additional relationships, we will have to devote substantially more resources to direct sales and marketing of our products. In addition, licenses of our products through indirect channels have been limited to date. Our existing relationships do not, and any future relationships may not, afford us exclusive marketing or distribution rights. Therefore, our partners could reduce their commitment to us at any time in the future. In addition, many of these partners have multiple relationships and they may not regard us as significant for their business. In addition, these partners may terminate their relationships with us, pursue other relationships with our competitors or develop or acquire products that compete with our products. Even if we succeed in entering into these relationships, they may not result in additional customers or revenues.

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

        As part of our business strategy, we may seek to acquire or invest in businesses, products or technologies that we believe would complement or expand our business, augment our market coverage, enhance our technical capabilities or otherwise offer growth opportunities. Acquisitions could create risks for us, including:

  •
  difficulties in assimilation of acquired personnel, operations, technologies or products;

  •
  unanticipated costs associated with acquisitions;

  •
  diversion of management's attention from other business concerns;

  •
  adverse effects on our existing business relationships with suppliers and customers; and

  •
  use of substantial portions of our available cash to consummate the acquisitions.

        In addition, if we consummate acquisitions through an exchange of our securities, shareholders could suffer significant dilution. Any future acquisitions, even if successfully completed, may not generate any additional revenue or provide any benefit to our business.

If we fail to manage our geographically dispersed organization, we may fail to implement our business plan and our revenues may decline.

        We have our principal executive offices in the U.S. and conduct our research and development primarily in Israel. In addition, we have sales offices in the U.S., Israel, Germany, the United Kingdom and Sweden. Our directors, executive officers and other key employees are similarly dispersed throughout the world. Our management must devote resources to manage geographically diverse operations. In addition, conducting international operations subjects us to risks we do not face in the United States. These include:

  •
  currency exchange rate fluctuations;

  •
  seasonal fluctuations in purchasing patterns;

  •
  unexpected changes in regulatory requirements;

  •
  longer accounts receivable payment cycles and difficulties in collecting accounts receivable;

  •
  difficulties in managing and staffing international operations;

  •
  potentially adverse tax consequences, including restrictions on the repatriation of earnings;

  •
  the burdens of complying with a wide variety of foreign laws; and

  •
  reduced protection for intellectual property rights in some countries.

        Failure to manage our geographically dispersed organization could harm our business.

The success of our business depends on our senior management, including Ilan Kinreich, our Chief Executive Officer and President, whose knowledge of our business and expertise would be difficult to replace.

        Our success depends largely on the continued contributions of our senior management. In particular, we depend on the services of Ilan Kinreich, our Chief Executive Officer and President. Employment agreements with our senior management team and other key personnel, including Mr. Kinreich, do not require a specified service obligation. We also do not carry life insurance on our senior management or other key personnel. If one or more members of our senior management were to terminate their employment, we could experience delays in product development, loss of sales and diversion of management resources.

We may not be able to retain our existing personnel, which could negatively impact development, sales and support of our products.

        In July 2001, October 2001, and January 2002, we reduced the number of our employees in order to reduce our operating expenses. As a result, our success depends on our ability to retain our existing experienced employees. If we fail to retain our current employees, our revenues could decline. Competition for qualified personnel is intense, and we may not be able to retain our highly qualified personnel. Our future success also depends upon the continued service of our key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. None of our key employees are bound by an employment agreement that requires a specified service obligation. If we are not able to retain our existing personnel, we could have difficulty developing, selling or supporting our products.

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

  •
  be time-consuming to defend;

  •
  result in costly litigation;

  •
  divert management's attention and resources; or

  •
  delay product delivery.

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

        Companies use our products to assure the performance of their web applications. In many cases, web applications serve critical business functions. The sale and support of our products may entail the risk of product liability or warranty claims based on our products not detecting critical errors or problems with web applications that fail in a "live" environment and cause companies financial loss. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we seek to limit our exposure to claims under our license terms and we carry general liability insurance, it is unlikely that our insurance would cover potential claims of this type and our insurance may not be adequate to protect us from all liability that may be imposed. If we are subject to any claims, our results of operations may be harmed.

We may need additional capital to finance our operations and may not be able to raise additional financing.

        We may need to raise additional capital to finance our operations if we are unable to generate cash flow from operations. Through December 31, 2001, we have been using cash in operating our business. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms, or at all. This could inhibit our ability to run our business.

The market price of our ordinary shares has fluctuated and may continue to fluctuate significantly.

        Our stock price has fluctuated and may continue to fluctuate significantly. The price of our ordinary shares has decreased significantly since August 2000. Fluctuations in our share price can occur for reasons that may be unrelated to operating results, including stock market-wide downturns and events in the technology industry as well as in Israel. These fluctuations may adversely affect the market price of our ordinary shares.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

        If our shareholders sell substantial amounts of our ordinary shares, including shares issued upon the exercise of outstanding options, the market price of our ordinary shares may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and place that we deem appropriate.

Our principal shareholders, executive officers and directors have substantial control over most matters submitted to a vote of the shareholders, thereby limiting the power of other shareholders to influence corporate action.

        As of February 28, 2002, our officers, directors and principal shareholders beneficially owned 72.9% of our outstanding ordinary shares. As a result, these shareholders may have the power to control the outcome of most matters submitted to a vote of shareholders, including the election of members of our board and the approval of significant corporate transactions. This concentration of ownership may also have the effect of making it more difficult to obtain approval for a change in control of us.

Risks Relating to Our Industry and the Internet

Our future revenues and profits, if any, depend upon the use of the Internet as an effective medium of business and communication.

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

Our performance depends on the demand for high technology products and services.

        Our success depends heavily on the demand for products and services related to the high technology sector of the economy. Growth within this sector has slowed or even declined over the past 18 months. If demand for high technology products and services does not grow or even experiences negative growth, demand for our products and services will be reduced and our revenues will be negatively impacted

Risks Relating to Our Location in Israel

Conditions in Israel affect our operations and may limit our ability to produce and sell our products, which could have a material adverse effect on our business.

        We are incorporated under Israeli law and our primary research and development facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Several countries still restrict business with Israeli companies as a result of the Israeli-Arab conflict. In particular, the hostilities between the State of Israel and the Palestinians have increased in the past year and have intensified in the past few months. The future of peace efforts between Israel and its Arab neighbors is uncertain. Any major hostilities involving Israel could lead to attacks on our suppliers, employees, customers or research facilities, military service obligations of our key employees, interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel, any of which could have a material adverse effect on our business.

If our key personnel are required to perform military service, we could experience disruptions in our business.

        A number of our key personnel in Israel have standing obligations to perform periodical reserve duty in the Israel Defense Forces and are subject to be called for active military duty at any time. If our key personnel are absent from our business for a significant period of time, we may experience disruptions in our business that could affect the development, sales or technical support of our products. As a result, we might not be able to compete in the market and our results of operations could be harmed.

Because substantially all of our revenues are generated in U.S. dollars, while a portion of our expenses is incurred in New Israeli Shekels, or NIS, inflation in Israel could harm our results of operations.

        Substantially all of our revenues are generated in U.S. dollars, while a portion of our expenses, primarily salaries and personnel expenses related to our Israeli facility, is in NIS. Our Israeli-based employees' salaries are influenced by inflation in Israel. As a result, any increase in the rate of inflation in Israel may have a negative impact on our operating results unless the inflation in Israel is offset by a devaluation of the NIS in relation to the U.S. dollar. In 2001, the rate of inflation in Israel was 1.4%. We cannot predict any future trends in the rate of inflation in Israel or trends in the rate of exchange between the NIS and the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

Israeli regulations may impact our ability to engage in research and development and export of our products in accordance with our current practices.

        Israeli law requires us to obtain a government license to engage in research and development of, and export of, the encryption technology incorporated in our products. Our current government licenses to engage in production of our encryption technology pertain to our products in their 40- and 128-bit versions and expire on May 30, 2002, and October 31, 2002, respectively. We intend to apply for renewal of these licenses. Our research and development activities in Israel would need to be modified to transfer this activity to our U.S. development organization, and our current practice of exporting our products from Israel to the U.S., with embedded encryption technology, would need to be changed if:

  •
  the Israeli government revokes our current licenses;

  •
  our current licenses are not renewed;

  •
  our licenses fail to cover the scope of the technology in our products; or

  •
  Israeli laws regarding research and development, export or use in general of encryption technologies was to change.

We currently benefit from government programs and tax benefits that may be discontinued or reduced.

        We received grants and currently receive tax benefits under Government of Israel programs. In order to maintain our eligibility for these programs and benefits, we must continue to meet specified conditions, including making specified investments in fixed assets and paying royalties with respect to grants received. We may not be able to continue to meet all of these conditions. In addition, some of these programs restrict our ability to manufacture particular products or transfer particular technology outside of Israel. If we fail to comply with these conditions in the future, the benefits received could be canceled and we could be required to refund any payments previously received under these programs or to retroactively pay tax on any income at a higher tax rate than that applying under these benefits. The government of Israel has reduced the benefits available under these programs in recent years and we cannot guarantee that these programs and tax benefits will continue in the future at their current levels or at all. If the government of Israel reduces or ends these tax benefits, our business, financial condition and results of operations could be materially adversely affected.

It may be difficult to enforce a U.S. judgment against us or our officers and directors, or to assert U.S. securities laws claims in Israel or serve process on our officers and directors.

        We are incorporated in Israel. Our Chief Executive Officer and President resides in the United States under a L-1 visa, the chairman of the board of our directors is a nonresident of the United States and a portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of those persons or to effect service of process upon these persons in the United States. It may also be difficult to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel.

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

        We conduct business in various foreign currencies, primarily in Europe and the Middle East. As a result, we are exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect our consolidated results.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RADVIEW SOFTWARE, LTD.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
RadView Software Ltd.:

        We have audited the accompanying consolidated balance sheets of RadView Software Ltd. and subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of RadView Software Ltd. and subsidiaries as of December 31, 2000 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Luboshitz Kasierer
Arthur Andersen

Tel-Aviv, Israel
February 6, 2002

RADVIEW SOFTWARE LTD.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2000	2001
ASSETS
Current Assets:
Cash and cash equivalents	$33,469	$13,182
Accounts receivable, net of reserves of $345 at December 31, 2000 and $209 at December 31, 2001	2,473	1,445
Prepaid expenses and other current assets	728	499

Total Current Assets	36,670	15,126

Property and Equipment, net	2,503	1,687
Other Assets	540	612

Total Assets	$39,713	$17,425

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Current maturities of long-term loans	$3,814	$—
Accounts payable	2,004	413
Accrued expenses	2,802	2,351
Accrued restructuring charge, current portion	—	70
Deferred revenue	1,459	1,357

Total Current Liabilities	10,079	4,191

Long-term Liabilities:
Accrued restructuring charge, less current portion	—	161
Accrued severance	630	722

Total Long-Term Liabilities	630	883

Total Liabilities	10,709	5,074

Commitments (Note 10)
Shareholders' Equity:
Ordinary shares, NIS 0.01 par value—Authorized—40,000,000 shares; Issued—16,366,572 shares at December 31, 2000 and 16,532,868 shares at December 31, 2001	42	42
Additional paid-in capital	58,688	55,230
Deferred compensation	(5,723)	(1,387)
Accumulated deficit	(24,003)	(41,434)
Treasury shares, at cost—none at December 31, 2000 and 134,000 shares at December 31, 2001	—	(100)

Total Shareholders' Equity	29,004	12,351

Total Liabilities and Shareholders' Equity	$39,713	$17,425

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	1999	2000	2001
Revenues:
Software licenses	$4,701	$8,994	$5,829
Service	409	1,796	2,817

Total Revenues	5,110	10,790	8,646

Cost of Revenues:
Software licenses	340	572	271
Service	67	478	1,169

Total Cost of Revenues	407	1,050	1,440

Gross Profit	4,703	9,740	7,206

Operating Expenses:
Sales and marketing	3,973	11,599	13,898
Research and development	1,705	5,223	6,046
General and administrative	1,192	3,068	2,857
Stock-based compensation (1)	234	1,418	878
Nonrecurring expenses (Note 4)	—	—	1,671

Total Operating Expenses	7,104	21,308	25,350

Operating loss	(2,401)	(11,568)	(18,144)

Interest income	89	1,058	758
Interest expense	(394)	(493)	(65)
Other income, net	(35)	18	20

Net loss	$(2,741)	$(10,985)	$(17,431)

Noncash stock dividend to preferred shareholders	—	2,585	—

Net loss attributable to ordinary shareholders	$(2,741)	$(13,570)	$(17,431)

Net loss per share attributable to ordinary shareholders (Note 3):
Net loss per share—Basic and diluted	$(0.80)	$(1.51)	$(1.07)

Weighted average shares outstanding—
Basic and diluted	3,414	8,968	16,346

	Year Ended December 31,
	1999	2000	2001
(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$71	$846	$369
Research and development	86	293	307
General and administrative	77	279	202

Total stock-based compensation	$234	$1,418	$878

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Preferred Shares		Ordinary Shares					Treasury Shares
	Number of Shares	Value	Number of Shares	Value	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Number of Shares	Value	Total Shareholders' Equity (Deficit)
Balance, December 31, 1998	1,314,200	$4	2,598,600	$8	$6,623	$(84)	$(10,277)	—	$—	$(3,726)
Issuance of ordinary shares	—	—	1,595,400	4	—	—	—	—	—	4
Issuance of preferred shares, net of issuance costs $239	3,927,565	9	—	—	8,891	—	—	—	—	8,900
Issuance of warrants to a bank	—	—	—	—	137	—	—	—	—	137
Interest imputed on related party loan	—	—	—	—	43	—	—	—	—	43
Deferred compensation	—	—	—	—	582	(582)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	234	—	—	—	234
Adjustment for forfeiture of stock options	—	—	—	—	(7)	7	—	—	—	—
Net loss	—	—	—	—	—	—	(2,741)	—	—	(2,741)

Balance, December 31, 1999	5,241,765	13	4,194,000	12	16,269	(425)	(13,018)	—	—	2,851
Issuance of preferred shares, net of issuance costs of $5	23,810	—	—	—	45	—	—	—	—	45
Exercise of options and warrants	—	—	2,648,497	7	355	—	—	—	—	362
Conversion of preferred shares into ordinary shares	(5,265,575)	(13)	5,265,575	13	—	—	—	—	—	—
Stock dividend to preferred shareholders	—	—	258,500	—	—	—	—	—	—	—
Issuance of ordinary shares in initial public offering, net of offering costs of $4,714	—	—	4,000,000	10	35,276	—	—	—	—	35,286
Interest imputed on related party loan	—	—	—	—	27	—	—	—	—	27
Deferred compensation	—	—	—	—	8,494	(8,494)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	1,418	—	—	—	1,418
Adjustment for forfeiture of stock options	—	—	—	—	(1,814)	1,814	—	—	—	—
Net loss	—	—	—	—	—	—	(10,985)	—	—	(10,985)

Balance, December 31, 2000	—	—	16,366,572	42	58,688	(5,723)	(24,003)	—	—	29,004
Exercise of options	—	—	166,296	—	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	—	—	—	134,000	(100)	(100)
Issuance of options to consultants	—	—	—	—	15	(15)	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	878	—	—	—	878
Adjustment for forfeiture of stock options	—	—	—	—	(3,473)	3,473	—	—	—	—
Net loss	—	—	—	—	—	—	(17,431)	—	—	(17,431)

Balance, December 31, 2001	—	$—	16,532,868	$42	$55,230	$(1,387)	$(41,434)	134,000	$(100)	$12,351

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	1999	2000	2001
Cash Flows from Operating Activities:
Net loss	$(2,741)	$(10,985)	$(17,431)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	251	668	1,052
Fixed asset impairment write-off (Note 4)	—	—	369
Amortization of deferred compensation	234	1,418	878
Interest on long-term loans	385	184	—
Accrued severance pay	32	291	92
Changes in operating assets and liabilities—
Accounts receivable	(1,052)	(1,192)	1,028
Prepaid expenses and other current assets	(222)	(406)	229
Accounts payable	440	1,444	(1,591)
Accrued expenses	794	1,283	(451)
Accrued restructuring charge (Note 4)	—	—	231
Deferred revenue	401	983	(102)

Net cash used in operating activities	(1,478)	(6,312)	(15,696)

Cash Flows from Investing Activities:
(Purchase) Sale of short-term investments	(197)	513	—
Purchases of property and equipment	(587)	(2,388)	(605)
Increase in other assets	(100)	(241)	(72)

Net cash used in investing activities	(884)	(2,116)	(677)

Cash Flows from Financing Activities:
Payment of short-term loans	(585)	—	—
Proceeds from long-term loans	600	—	—
Payment of long-term loans	(31)	(1,447)	(3,814)
Proceeds from issuance of ordinary and preferred shares	8,904	406	—
Payment of offering costs from initial public offering	—	35,286	—
Purchases of treasury shares	—	—	(100)

Net cash provided by (used in) financing activities	8,888	34,245	(3,914)

Increase (decrease) in cash and cash equivalents	6,526	25,817	(20,287)
Cash and cash equivalents, beginning of year	1,126	7,652	33,469

Cash and cash equivalents, end of year	$7,652	$33,469	$13,182

Cash paid during period for interest	$21	$476	$65

Supplemental disclosure of noncash financing and investing activities:
Conversion of preferred shares to ordinary shares	$—	$13	$—

Noncash dividend to shareholders	$—	$2,585	$—

Reversal of deferred compensation due to option forfeitures	$7	$1,814	$3,473

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations

        RadView Software Ltd. (the "Company") is an Israeli corporation. The Company develops, markets and supports software that enables organizations to verify the scalability, efficiency and reliability of web applications, and facilitates their rapid development.

        The Company incurred net losses of $2.7 million in 1999, $11.0 million in 2000, and $17.4 million in 2001, and had an accumulated deficit of approximately $41.4 million as of December 31, 2001. The Company has funded these losses principally from proceeds from equity financing. During the second half of 2001 and first quarter of 2002, the Company restructured its business to reduce total operating expenses by more than 60% through reductions in workforce and the termination of certain leases (see Note 4). Management believes that existing cash and cash equivalents will be adequate to fund operations into 2003.

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

        Transactions and balances denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are remeasured into U.S. dollars in accordance with the principles set forth in Financial Accounting Standards Board of the United States ("FASB") Statement of Accounting Standards ("SFAS") No. 52, Foreign Currency Translation. Accordingly, items have been remeasured as follows:

  •
  Monetary Items—At the exchange rate in effect on the balance sheet date.

  •
  Nonmonetary Items—At historical exchange rates.

  •
  Revenue and Expense Items—At the exchange rates in effect as of the date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

        All exchange gains and losses from the above-mentioned remeasurement are reflected in the statements of operations and were not material for all periods presented. The representative rate of exchange was U.S. $1.00 to 4.153 New Israeli Shekel ("NIS") at December 31, 1999, U.S. $1.00 to NIS 4.041 at December 31, 2000 and U.S. $1.00 to NIS 4.416 at December 31, 2001.

(b)  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United States, the United Kingdom, Germany and Sweden. All material intercompany balances and transactions have been eliminated in consolidation.

(c)  Reclassification

        Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

(d)  Use of Estimates

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

(e)  Cash Equivalents

        Cash equivalents are highly liquid investments with original maturities of less than 90 days. The Company accounts for investments under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. Under SFAS No. 115, investments for which the Company has the positive intent and ability to hold to maturity, consisting of cash equivalents, are reported at amortized cost, which approximates fair market value. As of December 31, 2001, the Company's cash equivalents are invested in U.S. Treasury securities.

(f)  Property and Equipment

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

(g)  Revenue Recognition

        The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires the use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, the Company defers the fair value of the undelivered elements and recognizes the remaining value for the delivered elements.

        Revenues from software product licenses are recognized upon delivery of the software provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable. Revenues under multiple-element arrangements, which may include software, software maintenance and training, are allocated to each element based on their respective fair values, based on vendor-specific objective evidence. This objective evidence represents the price of products and services when sold separately. Revenue is recognized for software licenses sold to resellers or distributors at the time of shipment, provided that all revenue recognition criteria set forth in SOP 97-2 are fulfilled.

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

(h)  Cost of Revenues

        Cost of software license revenues consists of costs to distribute the product, including the cost of the media on which it is delivered and royalty payments to third-party vendors. Cost of software license revenues also includes the amounts related to the royalties due to an agency of the Israel government (see Note 6). Cost of service revenues consists primarily of training and customer support personnel salaries and related costs.

(i)  Research and Development Costs

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

(j)  Income Taxes

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

(k)  Employee Stock Options

        SFAS No. 123, Accounting for Stock-Based Compensation, requires the measurement of the fair value of employee and director stock options or warrants to be included in the statement of operations or disclosed in the notes to financial statements. The Company accounts for stock-based compensation for employees under the Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and follows the disclosure-only alternative under SFAS No. 123 (see Note 11(f)).

(l)  Comprehensive Income (Loss)

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

(m)  Fair Value of Financial Instruments

        Financial instruments consist mainly of cash and cash equivalents, accounts receivable, accounts payable and long-term loans. The carrying amounts of these instruments approximate their fair value.

(n)  Concentrations of Credit Risk

        SFAS No. 105, Disclosure of Information about Financial Instruments with Off-Balance-Sheet Risk and Financial Instruments with Concentrations of Credit Risk, requires disclosure of any significant off-balance-sheet and credit risk concentrations. The Company has no significant off-balance-sheet concentrations such as foreign exchange contracts, option contracts or other foreign hedging arrangements. The Company's accounts receivable credit risk is concentrated in the United States, Europe and Japan.

        For the years ended December 31, 1999, 2000 and 2001, no customer individually comprised greater than 10% of total revenue. At December 31, 2000, no customer represented greater than 10% of total accounts receivable. At December 31, 2001, one customer represented 12% of total accounts receivable.

(o)  Recent Accounting Standards

        In July 2001, the FASB issued SFAS No. 141, Business Combinations. SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for using the purchase method. The adoption of SFAS No. 141 did not have an impact on the Company's consolidated financial statements.

        In July 2001, the FASB also issued SFAS No. 142, Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill is no longer subject to amortization over its estimated useful life. Rather, goodwill is subject to at least an annual assessment for impairment by applying a fair-value-based test. Also under SFAS No. 142, intangible assets acquired in conjunction with a business combination should be separately recognized if the benefit of the intangible asset is obtained through contractual or other legal rights, or if the intangible asset can be sold, transferred, licensed, rented or exchanged, regardless of the acquirer's intent to do so. Intangible assets will continue to be amortized over their respective useful lives under SFAS No. 142. The Company must adopt SFAS No. 142 on January 1, 2002. The adoption of SFAS No. 142 did not have an impact on the Company's consolidated financial statements.

        In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets. This statement supersedes SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Report the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Under this statement it is required that one accounting model be used for long-lived assets to be disposed of by sale, whether previously held and used or newly acquired, and it broadens the presentation of discontinued operations to include more disposal transactions. The provisions of this statement are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim period within those fiscal years, with early adoption permitted. The adoption of SFAS No. 144 is not expected to have a material impact on the Company's consolidated financial statements.

        In November 2001, the Emerging Issues Task Force issued Topic No. D-103 relating to the accounting for reimbursements received for out-of-pocket expenses. In accordance with Topic No. D-103, reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the statements of operations. The Company has historically accounted for reimbursements received for out-of-pocket expenses incurred as a reduction to cost of service revenue in the statement of operations to offset the costs incurred. The Company will adopt Topic No. D-103 in financial reporting periods beginning after December 31, 2001 and comparative financial statements for prior periods will be reclassified to comply with the guidance in Topic No. D-103. There were no reimbursed out-of-pocket expenses in 1999. Reimbursed out-of-pocket expenses were $18,000 in 2000 and $16,000 in 2001. If the provisions of Topic No. D-103 had been adopted during 2000 and 2001, service revenues and cost of service revenues would have been higher by the amounts noted. The amount of gross profit would not have changed, but the gross profit as a percentage of total revenues, or gross margin, would have decreased.

3.    Earnings Per Share

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

        The net loss attributable to ordinary shareholders used in the computation of basic and diluted net loss per share in 2000 has been increased by the value of the stock dividend issued to certain Series A preferred shareholders at the closing of the initial public offering.

        The following table summarizes the securities outstanding as of each year end that were not included in the calculation of diluted net loss per share as their inclusion would be antidilutive.

	As of December 31,
	1999	2000	2001
	(In thousands)
Description of Security
Stock options to purchase ordinary shares	1,481	3,355	3,140
Warrants to purchase ordinary shares	143	—	—
Convertible preferred shares	5,266	—	—

4.    Nonrecurring Expenses

        Nonrecurring expenses consist of restructuring charges and other nonrecurring costs. Nonrecurring expenses totaled $1.7 million in 2001, which consisted of $1.4 million of restructuring charges and a

$237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001. There were no nonrecurring expenses in 1999 and 2000.

        The restructuring charges were incurred in July 2001 and October 2001, when the Company implemented two separate restructuring plans in an effort to lower operating costs. The restructuring charges recorded in 2001 totaled $1.4 million and consisted of the following:

  •
  $634,000 of employee severance costs resulting from the termination of 61 employees, of whom 35 were sales and marketing employees, 12 were research and development employees, and 14 were general and administrative employees;

  •
  $339,000 of idle lease space and termination payments for offices worldwide that are no longer required as a result of the reduction in personnel. In determining the costs of idle lease space, the Company has estimated the vacancy period and sub-lease income;

  •
  $369,000 of fixed asset impairment costs; and

  •
  $92,000 of vendor contract termination fees.

        Restructuring charges accrued but not paid as of December 31, 2001 totaled $231,000, consisting of estimated idle lease costs. Amounts payable within one year have been classified as a current liability in the accompanying consolidated balance sheet.

        In January 2002, the Company further reduced its workforce by an additional 26 employees. The Company expects to record an additional restructuring expense of $350,000 in the first quarter of 2002 consisting of employee severance costs of $225,000, idle lease facility costs of $50,000, and fixed asset impairment costs of $75,000.

5.    Properties and Equipment

        Property and equipment consists of the following:

		December 31,
	Useful Life	2000	2001
	(In Years)	(In thousands)
Equipment	3	$3,270	$3,325
Office furniture	3 to 5	289	315
Leasehold improvements	Life of Lease	214	194

		3,773	3,834
Less—Accumulated depreciation and amortization		1,270	2,147

		$2,503	$1,687

6.    Accrued Expenses

        Accrued expenses consists of the following:

	December 31,
	2000	2001
	(In thousands)
Employee compensation and related costs	$1,391	$1,126
Royalties due to third parties	614	614
Other accrued expenses	797	611

	$2,802	$2,351

        Accrued royalties due to third parties consist of amounts potentially due to the Government of Israel through the Ministry of Industry and Trade and Office of the Chief Scientist (the "OCS"). In connection with its research and development activities, the Company received $605,000 of participation payments from the OCS. In return for the OCS's participation, the Company was committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% and 150% for certain grant amounts received. The Company's maximum royalty obligation to the OCS totaled $670,000, of which $56,000 has been paid as of December 31, 2001.

7.    Related Party Loan

        In 1993, the Company entered into a loan agreement with a shareholder (the "Related Party Loan"). The Related Party Loan was linked to the Israeli Consumer Price Index ("CPI") and bore no stated rate of interest. The Company has recorded the estimated incremental interest expense of 3% that the Company would have incurred if the loan had been entered into with a third party. Increases in the principal amount of the loan due to fluctuations in the Israeli CPI were charged to interest expense. The amounts charged to interest expense due to fluctuations in the Israeli CPI were $31,000 in 1999 and $52,000 in 2000. The loan was repaid in full in September 2000.

8.    Long-Term Loans

        The Company had two loans with a bank that bore annual interest of London Interbank Offered Rate plus 1.5%. Both loans, totaling $3,814,000, were repaid in full in 2001. In connection with the loans, the Company issued warrants to the bank (see Note 11(e)). The fair value of the warrants was recorded as a discount against these loans and was amortized as interest expense over the term of the loans.

9.    Accrued Severance Pay

        Under Israeli law and labor agreements, the Company is required to make severance payments to dismissed employees leaving the Company in certain circumstances. Accrued severance pay was $630,000 at December 31, 2000 and $722,000 at December 31, 2001, and has been recorded as a long-term liability in the accompanying consolidated balance sheets. Severance pay expense amounted to $76,000 in 1999, $291,000 in 2000 and $92,000 in 2001. The Company has partially funded this liability through the purchase of insurance policies in the name of the Company. The value of the funded insurance policies totaled $328,000 at December 31, 2000 and $423,000 at December 31, 2001, and is included in other assets in the accompanying consolidated balance sheets.

10.    Commitments

        The Company operates primarily from leased facilities. Lease agreements expire through year 2005. Annual minimum future rental payments due under the lease agreements are as follows:

Amount (In thousands)
For the Year Ended December 31,
2002	$628
2003	511
2004	517
2005	166
2006	—

1,822
Less amounts accrued for idle lease costs	231

$1,591

        Rent expense was $213,000 in 1999, $635,000 in 2000, and $896,000 in 2001.

11.    Shareholders' Equity

(a)  Authorized Share Capital

        During 1998, the Company authorized 3,500,000 Series A preferred shares ("Series A"). During 1999, the Company authorized 5,000,000 Series B preferred shares ("Series B"). As of December 31, 2001, the Company has authorized 40,000,000 ordinary shares NIS 0.01 par value.

(b)  Initial Public Offering

        On August 15, 2000, the Company completed its initial public offering of 4,000,000 shares of its ordinary shares at $10.00 per share (the "IPO"). Proceeds to the Company, net of underwriting discounts, commissions and offering costs, were $35.3 million.

        In connection with the IPO, all outstanding preferred shares were converted into 5,265,575 ordinary shares and 602,757 ordinary shares were issued to certain security-holders upon the exercise of certain options and warrants. In addition, the Company issued 258,500 ordinary shares to certain of its Series A preferred shareholders, which has been accounted for as a stock dividend. The Company has recorded a charge to additional paid-in capital for the par value of the ordinary shares issued and the amount of net loss attributable to ordinary shareholders used in the computation of basic and diluted net loss per share has been increased by the fair value of the ordinary shares issued.

(c)  Preferred Shares

        In 1998, the Company issued 1,314,200 shares of Series A, with rights to purchase additional preferred and ordinary shares, to investors in consideration for $3.8 million. In July 1999, the Company issued 1,022,800 shares of Series A to investors in consideration for approximately $3.0 million. In December 1999, the Company issued 2,172,238 shares of Series B-1 preferred shares NIS 0.01 par value each and 732,527 shares of Series B-2 preferred shares NIS 0.01 par value each, both at $2.10 per share for gross proceeds of $6.1 million. All outstanding preferred shares were converted into ordinary shares upon the completion of the initial public offering described above.

(d)  Share Purchase Agreements

        Through several finance closings in 1998, in accordance with Series A purchase agreements, the Company issued to the investors warrants to purchase up to 1,314,200 additional shares of Series A preferred shares at an exercise price of $2.97 per share. In 1999, the Company issued 1,022,800 shares of Series A in consideration for $3.0 million pursuant to the exercise of a portion of these warrants. The remaining unexercised warrants to purchase 291,400 shares of Series A have expired.

        The Company also granted the investors options to purchase 2,050,000 ordinary shares at an exercise price of NIS 0.01 per share ("Share Par Value"). In 1999, the Company issued 1,595,400 ordinary shares pursuant to the exercise of a portion of the options to purchase ordinary shares described above. The Company issued 454,600 ordinary shares pursuant to exercise of the remaining options upon the closing of the IPO in August 2000.

        In connection with one of the closings of the Series A rounds in 1998, certain investors were given the right to receive a number of ordinary shares equal to 3% of the Company's outstanding share capital at the time of the Series A financing, but not greater than 258,500 total ordinary shares upon the closing of the IPO. In connection with the IPO, the Company issued all 258,500 ordinary shares as a stock dividend. In August 2000, the Company recorded the stock dividend with a charge to additional paid-in capital valued at the Share Par Value of the ordinary shares.

(e)  Ordinary Share Warrants

        In March 1999, the Company granted to a bank a fully vested warrant to purchase 142,857 ordinary shares at $2.10 per share. This warrant was exercised in full at an exercise price of $2.10 per share in August 2000, concurrent with the closing of the IPO. The Company valued the warrant using the Black-Scholes option pricing model with the following assumptions: (1) life of two years, (2) no dividend yield, (3) volatility of 80%, (4) risk-free interest rate of 5% and (5) the warrant is exercised at $2.10 per share. The Company determined the value to be $137,000, which was amortized to interest expense over the two-year term of the note.

(f)  Stock Option Plans

        The Company has approved for issuance an aggregate of 5,811,862 ordinary shares for the issuance of stock options under three stock option plans as follows:

  •
  3,986,622 ordinary shares approved for issuance under a key employee share incentive plan (the "1996 Option Plan") adopted in 1996 and amended in 2001;

  •
  75,240 ordinary shares approved for issuance under an affiliate stock option plan (the "1997 Option Plan") adopted in 1997; and

  •
  1,750,000 ordinary shares approved for issuance under the United States Share Incentive Plan (the "2000 Option Plan") adopted in 2000 and amended in 2001.

        The 1996 Option Plan provides for the grant by the Company of option awards to officers and employees of the Company and its subsidiaries and to non-employees. The options granted under the

1996 Option Plan vest ratably over vesting periods ranging from three to five years and expire 62 months from the date of issuance.

        The 1997 Option Plan provides for the grant by the Company of nonqualified option awards to employees of RAD-Bynet Group of companies, which are affiliated companies. Through December 31, 2000, all available authorized options under this plan had been granted. No options were granted under this plan in 2001. The Company accounted for these options in accordance with SFAS No. 123 utilizing the Black-Scholes option pricing model with the following assumptions: (1) expected life of four years, (2) no dividend yield, (3) volatility of 80% and (4) a risk-free interest rate of 5%. The aggregate value of the options granted to nonemployees was $176,000. The Company has charged to operations $24,000 in 1999, $23,000 in 2000 and $8,000 in 2001.

        The 2000 Option Plan provides for the grant by the Company of option awards to officers and employees of its U.S. subsidiary. Options granted under the 2000 Option Plan vest ratably over four years and expire 10 years from the date of issuance.

        Transactions related to the Company's stock option plans for the three years in the period ended December 31, 2001 are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted
Outstanding, December 31, 1998	651,050	$0.00
Granted	857,061	0.68	$1.04
Forfeited	(26,800)	0.60

Outstanding, December 31, 1999	1,481,311	0.38
Granted	2,863,500	2.69	$3.60
Exercised	(470,786)	0.12
Forfeited	(518,536)	2.59

Outstanding, December 31, 2000	3,355,489	2.05
Granted	1,784,000	1.56	$1.19
Exercised	(151,150)	—
Forfeited	(1,848,733)	2.00

Outstanding, December 31, 2001	3,139,606	$1.85

Exercisable, December 31, 1999	767,055	$0.14

Exercisable, December 31, 2000	883,549	$0.64

Exercisable, December 31, 2001	1,276,063	$1.48

        The following table summarizes information about options outstanding and exercisable at December 31, 2001:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life in Years
Exercise Price	Number Outstanding at December 31, 2001		Weighted Average Exercise Price	Number Outstanding at December 31, 2001	Weighted Average Exercise Price
$—	93,980	0.4	$—	93,980	$—
$0.27	7,500	5.0	0.27	—	—
$0.63—$0.69	801,673	4.6	0.67	395,448	0.68
$0.95—$1.00	1,366,443	4.8	0.98	624,652	0.99
$2.14—$2.70	583,750	6.6	2.38	70,625	2.60
$4.50	36,000	6.1	4.50	9,000	4.50
$8.21—$10.00	250,260	4.9	9.44	82,358	9.47

	3,139,606	5.0	$1.85	1,276,063	1.48

        In 1999, the Company issued options that had performance based vesting provisions. The performance criteria were based on the Company attaining defined revenue and profitability amounts for 1999. In January 2000, the Company's Board of Directors approved the modification of these performance-based options to provide for time-based vesting. Accordingly, with this modification, the options are now fixed grants. The Company accounted for the options with performance criteria as variable options through December 31, 1999, marking them to market for the then current fair market value. The Company charged to operations $144,000 in 1999 for these performance-based options.

        The amount of stock-based compensation arising from the difference between the exercise price and the fair market value on the date of the grant is included in shareholders' equity as deferred compensation and totaled $438,000 in 1999, $8.5 million in 2000, and none in 2001. Under APB Opinion No. 25, deferred compensation is amortized over the vesting periods of the underlying options as stock-based compensation expense. Stock-based compensation expense totaled $234,000 in 1999, $1.4 million in 2000 and $878,000 in 2001. Unamortized deferred compensation totaled $1.4 million as of December 31, 2001.

        If stock-based compensation had been determined under the alternative fair value accounting method provided for under SFAS No. 123, the Company's net loss and net loss per share would have been increased to the following pro forma amounts:

	Year Ended December 31,
	1999	2000	2001
	(In thousands, except per share data)
Net loss attributable to ordinary shareholders:
As reported	$(2,741)	$(13,570)	$(17,431)
Pro forma	$(2,831)	$(13,947)	$(18,175)
Net loss per share attributable to ordinary shareholders:
As reported	$(0.80)	$(1.51)	$(1.07)
Pro forma	$(0.83)	$(1.56)	$(1.11)

        Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions used for grants as follows:

	Year Ended December 31,
	1999	2000	2001
Expected life of option	2 to 4 years	2 to 4 years	4 years
Dividend yield	—	—	—
Expected volatility	80%	61%	120%
Risk-free interest rate	5.0%	5.0%	4.6%

12.    Taxes on Income

(a)  Alternative Benefits Method

        The Company's investment program totaling $66,000 has been granted "Approved Enterprise" status under the Israeli Law for Encouragement of Capital Investments, 1959. The Company is entitled to a benefit period of seven years, on income derived from this program, as follows: a full income tax exemption for the first two years and a reduced income tax rate of 25% (instead of the regular rate of 36%) for the remaining five-year period. If foreign shareholdings in the Company exceed 25%, the period for which the Company is entitled to a reduced income tax is extended to eight years.

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

(d)  Net Operating Losses

        As of December 31, 2001, the Company's net operating loss carryforwards for Israeli tax purposes amounted to approximately $13.0 million. These net operating losses may be carried forward indefinitely and offset against future taxable business income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax-exempt. There will be no tax benefit available from these losses and no deferred income taxes have been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

        Through December 31, 1995, the Company's losses for tax purposes were assigned to a shareholder, and are not available to the Company.

        The U.S. subsidiary's carryforward tax losses through December 31, 2001 amounted to approximately $21.5 million. These losses are available to offset future U.S. taxable income of the U.S. subsidiary and will expire between the years 2012 and 2021. Net operating loss carryforwards are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant shareholders over a three-year period.

        The components of the Company's U.S. deferred tax asset are approximately as follows:

	December 31,
	2000	2001
	(In thousands)
Net operating loss carryforwards	$3,084	$8,598
Temporary items	164	238

	3,248	8,836
Less—Valuation allowance	3,248	8,836

Net deferred tax asset	$—	$—

        The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the timing of the realization of these tax benefits.

(e)  Final Tax Assessments

        The Company has received final tax assessments regarding tax years through the end of 1995.

13.    Related Party Balances and Transactions

        Management believes that all related party transactions have been conducted on an arm's-length basis. Balances with related parties consisted of the following:

	December 31,
	2000	2001
	(In thousands)
Accounts receivable	$62	$16
Accounts payable and accrued expenses	62	18

        Transactions with related parties consisted of the following:

	Year Ended December 31,
	1999	2000	2001
	(In thousands)
Revenues	$64	$—	$50
Costs and expenses	(58)	(93)	(110)
Finance expenses	(33)	(52)	—
Property and equipment purchased	1	63	195

14.    Valuation and Qualifying Accounts

        Summaries of the allowance for doubtful accounts and sales returns and accrued restructuring reserve are as follows:

	Year Ended December 31,
	1999	2000	2001
	(In thousands)
Allowance for Doubtful Accounts and Sales Returns:
Balance, beginning of year	$—	$150	$345
Additions	150	266	136
Write-offs	—	(71)	(272)

Balance, end of year	$150	$345	$209

Accrued Restructuring Reserve (Note 4):
Balance, beginning of year	$—	$—	$—
Provision for restructuring costs	—	—	1,434
Restructuring payments	—	—	(834)
Asset impairment write-offs	—	—	(369)

Balance, end of year	$—	$—	$231

15.    Disclosures About Segments of an Enterprise

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

        The Company's revenues by its customers' geographic locations are as follows:

	Year Ended December 31,
	1999	2000	2001
	(In thousands)
United States	$4,433	$8,927	$5,890
Europe	413	1,137	1,798
Israel	241	551	229
Other	23	175	729

	$5,110	$10,790	$8,646

        The Company established subsidiaries in the United Kingdom and Germany in 2000 and Sweden in 2001. Operations in various geographic areas for each of the three years in the period ended December 31, 2001 are summarized as follows:

	United States	Israel	Europe	Eliminations	Consolidated
	(In thousands)
Year Ended—
December 31, 1999
Total revenues	$4,413	$697	$—	$—	$5,110

Net loss	$(2,080)	$(661)	$—	$—	$(2,741)

Identifiable assets	$2,720	$12,615	$—	$(4,485)	$10,850

December 31, 2000
Total revenues	$8,927	$1,863	$—	$—	$10,790

Net loss	$(5,080)	$(6,368)	$463	$—	$(10,985)

Identifiable assets	$4,368	$43,750	$217	$(8,622)	$39,713

December 31, 2001
Total revenues	$6,080	$5,305	$1,420	$(4,159)	$8,646

Net income (loss)	$(12,582)	$(4,899)	$50	$—	$(17,431)

Identifiable assets	$2,207	$38,150	$224	$(23,156)	$17,425

16.    Quarterly Statement of Operations Information (Unaudited)

        The following table presents a summary of quarterly results of operations for the years ended December 31, 2000 and 2001:

	Mar. 31, 2000	June 30, 2000	Sept. 30, 2000	Dec. 31, 2000
	(In thousands)
Total revenues	$2,266	$2,701	$3,102	$2,721

Gross profit	$2,061	$2,458	$2,821	$2,400

Net loss	$(1,050)	$(2,076)	$(3,314)	$(4,545)

Net loss attributable to ordinary shareholders	$(1,050)	$(2,076)	$(5,899)	$(4,545)

Basic and diluted net loss per share attributable to ordinary shareholders	$(0.25)	$(0.49)	$(0.54)	$(0.28)

	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In thousands)
Total revenues	$2,303	$2,603	$1,738	$2,002

Gross profit	$1,891	$2,184	$1,342	$1,789

Net loss	$(5,453)	$(5,271)	$(5,143)	$(1,564)

Basic and diluted net loss per share attributable to ordinary shareholders	$(0.33)	$(0.32)	$(0.32)	$(0.10)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The information required by this item is incorporated herein by reference to the section titled "Proposal One—Election of Directors" in our definitive Proxy Statement (the "Proxy Statement") relating to our Annual Meeting of Shareholders to be held on or about June 3, 2002, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 11.    EXECUTIVE COMPENSATION

        The information required by this item is incorporated herein by reference to the section titled "Executive Compensation" included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 3, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this item is incorporated herein by reference to the section titled "Security Ownership of Certain Beneficial Owners and Management" included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 3, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this item is incorporated herein by reference to the section titled "Compensation Committee Interlocks and Insider Participation," and "Certain Relationships and Related Transactions" included in the Company's Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 3, 2002, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company's fiscal year to which this Annual Report on Form 10-K relates.

PART IV

Item 14.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements.

        Financial statements are shown in the index in Item 8 of this report.

(a)(2)    Schedules.

        All schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

(a)(3)    Exhibits.

        The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
3.2*	Amended and Restated Form of Articles of Association of Registrant
4.1	Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
4.2	Investor Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.1	Lease Agreement for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation) (filed as Exhibit 10.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.2	Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts, 01803 (filed as Exhibit 10.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.3	Lease Agreement for 890 Hillview Court, Suite 130, Milpitas, California 95035 (filed as Exhibit 10.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.4	Amended and Restated Key Employee Share Incentive Plan (1996) (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.5	Amended and Restated United States Share Incentive Plan (2000) (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.6	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.7	Employment Agreement dated February 6, 2001 with Ilan Kinreich, President and Chief Executive Officer (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference)
10.8*	Employment Agreement dated January 6, 2001 with Brian E. LeClair, Vice President and Chief Financial Officer
10.9*	Severance Agreement dated July 20, 2001 with James Clemens, Vice President, Sales
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Public Accountants
99.1*	Letter to Commission Pursuant to Temporary Note 3T dated March 20, 2002

*
Filed herewith

(a)(4) Reports on Form 8-K.

        No reports on Form 8-K were filed in the three-month period ended December 31, 2001.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant, RadView Software Ltd., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, in the Commonwealth of Massachusetts, on this 25th day of March, 2002.

RADVIEW SOFTWARE LTD.
By:	/s/ ILAN KINREICH Ilan Kinreich President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ILAN KINREICH Ilan Kinreich	President, Chief Executive Officer and Director	March 25, 2002
/s/ SHAI BEILIS Shai Beilis	Director and Chairman of the Board	March 25, 2002
/s/ WILLIAM J. GEARY William J. Geary	Director	March 25, 2002
/s/ ROBERT STEINKRAUSS Robert Steinkrauss	Director	March 25, 2002
/s/ CHRISTOPHER STONE Christopher Stone	Director	March 25, 2002
/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	March 25, 2002
/s/ BRIAN E. LECLAIR Brian E. LeClair	Vice President and Chief Financial Officer	March 25, 2002

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
3.2*	Amended and Restated Form of Articles of Association of Registrant
4.1	Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
4.2	Investor Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.1	Lease Agreement for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation) (filed as Exhibit 10.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.2	Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts, 01803 (filed as Exhibit 10.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.3	Lease Agreement for 890 Hillview Court, Suite 130, Milpitas, California 95035 (filed as Exhibit 10.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.4	Amended and Restated Key Employee Share Incentive Plan (1996) (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.5	Amended and Restated United States Share Incentive Plan (2000) (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.6	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.7	Employment Agreement dated February 6, 2001 with Ilan Kinreich, President and Chief Executive Officer (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference)
10.8*	Employment Agreement dated January 6, 2001 with Brian E. LeClair, Vice President and Chief Financial Officer
10.9*	Severance Agreement dated July 20, 2001 with James Clemens, Vice President, Sales
21.1*	Subsidiaries of the Registrant
23.1*	Consent of Independent Public Accountants
99.1*	Letter to Commission Pursuant to Temporary Note 3T dated March 20, 2002

*
Filed herewith

QuickLinks

PART I
PART II
RADVIEW SOFTWARE, LTD. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
RADVIEW SOFTWARE LTD. CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
RADVIEW SOFTWARE LTD. CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
RADVIEW SOFTWARE LTD. CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
RADVIEW SOFTWARE LTD. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
PART IV
SIGNATURES
EXHIBIT INDEX