Form 10-K/A
period 2001-12-31
RADVIEW SOFTWARE LTD
filed 2002-04-30
CIK 1114999

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Ordinary Shares, NIS 0.01 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq SmallCap Market, of voting shares held by non-affiliates at February 28, 2002: $3,041,292 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant's Ordinary Shares). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of February 28, 2002, there were 16,458,568 shares of the registrant's Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are "dormant" shares for purposes of Israeli law.

        This Form 10-K/A Amendment No. 1 is being filed by RadView Software Ltd. (the "Company") in order to include the information required by Items 10 through 13 of Part III of Form 10-K under the Securities Exchange Act of 1934, as amended. The Company's Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 25, 2002 and provided for the incorporation by reference in Items 10 through 13 of the information contained in the Company's proxy statement to be issued in connection with its 2002 Annual Meeting of shareholders. The Company will not file its proxy statement by April 30, 2002.

        The Annual Report on Form 10-K for the fiscal year ended December 31, 2001 of the Company, as filed with the Securities and Exchange Commission on March 25, 2002, is hereby amended by amending and restating Items 10 through 13 of Part III.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table contains certain information about the directors and executive officers of the registrant:

Name	Age	Position
Shai Beilis	53	Chairman of the Board
Ilan Kinreich	44	Chief Executive Officer, President and Director
Brian E. LeClair	49	Vice President, Chief Financial Officer
William J. Geary	42	Director
Robert Steinkrauss	50	Director
Christopher M. Stone	44	Director
Kathleen A. Cote	53	Director

        SHAI BEILIS has served as a Director since May 1998. Mr. Beilis was elected as Chairman of the Board in May 2001. Mr. Beilis has been the Chairman and Managing Partner of Formula Ventures Ltd. since December 1998. From January 1995 until joining Formula Ventures Ltd., Mr. Beilis served as the Chief Executive Officer of Argotec Ltd., a wholly-owned subsidiary of Formula Systems (1985) Ltd. established in 1993 to capitalize on investment opportunities in the IT sector where he was responsible for initiating, overseeing and managing Argotec's investments. Before joining Formula Systems (1985) Ltd., Mr. Beilis served as Chief Executive Officer of Clal Computers and Technology Ltd. and was employed by Digital Equipment Corporation. Mr. Beilis serves as a director for Crystal System Solutions Ltd., Applicom Software Industries Ltd. and several private companies. Mr. Beilis holds a B.S. degree in Mathematics and Economics from the Hebrew University in Jerusalem and a M.S. in Computer Science from the Weizmann Institute of Science.

        ILAN KINREICH has served as a Director and our Chief Executive Officer and President since inception of our operations in 1993. From August 1989 to February 1991, Mr. Kinreich was a co-founder and Vice President of Research and Development at Mercury Interactive, a software testing company. From May 1985 until joining Mercury Interactive, Mr. Kinreich held the position of Research and Development Manager at Daisy Systems. Prior to that, Mr. Kinreich was part of the integration team for the Lavi jet fighter. Prior to this, Mr. Kinreich served seven years in the Israel Defense Forces, holding the rank of Captain, where he led development and deployment of command and control systems. Mr. Kinreich holds a B.Sc. in Mathematics and Computer Science from Bar Ilan University.

        BRIAN E. LECLAIR has served as our Vice President and Chief Financial Officer since December 2000. From May 1999 until joining us, Mr. LeClair served as Executive Vice President and Chief Financial Officer of Infosis Corp., a business-to-business Internet service provider. From April 1998 until joining Infosis Corp., Mr. LeClair served as the Vice President and Chief Financial

Officer for Beacon Application Services, a systems integration company. From 1997 until joining Beacon Application Services, Mr. LeClair served as the Chief Financial Officer of Microcom after its acquisition by Compaq Computer Corp. in 1997 and served as the Corporate Controller of Microcom from 1995 until the acquisition. In addition, Mr. LeClair has four years of public accounting experience as a Certified Public Accountant with Arthur Andersen LLP. Mr. LeClair has a B.S. in accounting from Northeastern University.

        WILLIAM J. GEARY has served as a Director since December 1999. Mr. Geary has been a General Partner of North Bridge Venture Partners V, L.P. since its inception in September 2001, of North Bridge Venture Partners IV, L.P. since its inception in November 1999, of North Bridge Venture Partners III, L.P. since its inception in August 1998, and of North Bridge Venture Partners II, L.P. since its inception in September 1996, and a Principal of North Bridge Venture Partners, L.P. since its inception in March 1994. Mr. Geary holds a B.S. from Boston College, School of Management and is a Certified Public Accountant.

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

        CHRISTOPHER M. STONE has served as a Director since the completion of our initial public offering in August 2000. Since March 2002, Mr. Stone has served as Vice Chairman of Novell, Inc. Mr. Stone is a founder of and serves as Chairman of Tilion, Inc. since its inception in January 2000. From January 2000 to February 2002, Mr. Stone served as President and Chief Executive Officer of Tilion, Inc., an infrastructure service provider for in-the-net commerce analytics. From August 1997 to October 1999, Mr. Stone served as Executive Vice President of corporate strategy and development at Novell, Inc. From 1989 to 1992, Mr. Stone served as Chief Executive Officer of the Object Management Group Inc., a software development standardization group of which he was also a founder. Mr. Stone currently serves on the board of directors of Entrust Technologies, Inc. Mr. Stone holds a B.S. in Computer Science from University of New Hampshire and an Executive M.B.A. from University of Virginia's Darden School of Business.

        KATHLEEN A. COTE has served as a Director since May 2001. Ms. Cote is the Chief Executive Officer of Worldport Communications, Inc. a company that provides managed hosting services to mid sized companies principally in Europe. Ms. Cote has also served as President of Seagrass Partners from September 1998 to May 2001. Seagrass Partners is a consulting firm that focuses on early-stage Internet companies. From 1996 to 1998, Ms. Cote served as President and Chief Executive Officer of Computervision Corporation and served as President and Chief Operating Officer of from 1995 to 1996. Ms. Cote currently serves on the board of directors of Forgent Corporation, Western Digital, and Worldport Communications, Inc. Ms. Cote is a former director of MediaOne Group and Baynetworks Inc. Ms. Cote holds a B.A. from University of Massachusetts and an M.B.A. from Babson College.

Section 16(a) Beneficial Ownership Reporting Compliance

        To the Company's knowledge, during the fiscal year ended December 31, 2001, our executive officers and Directors complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11. EXECUTIVE COMPENSATION

        The following tables set forth certain information with respect to compensation paid or accrued for services rendered to the Company in all capacities for each of the three fiscal years ended December 31, 2001 by its Chief Executive Officer and the two other most highly compensated executive officers of the Company whose salary and bonus during the fiscal year ended December 31, 2001 exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer of the Company earned greater than $100,000 in the fiscal year ended December 31, 2001.

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
Annual Compensation
Name and Principal Position	Fiscal Year			Other Annual Compensation			Number of Securities Underlying Options
		Salary	Bonus
Ilan Kinreich, Chief Executive Officer and President	2001 2000 1999	$184,000 140,000 140,451	$43,763 56,500 45,000	$	— — —		150,000 373,390 147,510
Brian E. LeClair, Vice President and Chief Financial Officer(1)	2001 2000 1999	200,000 12,308 —	20,689 250 —		— — —		35,000 200,000 —
James Clemens, Former Vice President, Sales(2)	2001 2000 1999	86,538 100,962 —	87,900 90,250 —		127,000 — —	(3)	60,000 225,000 —	(4) (4)

(1)
Mr. LeClair began serving as Vice President and Chief Financial Officer in December 2000.

(2)
Mr. Clemens served as Vice President of Sales from April 2000 through July 2001.

(3)
Amount consists of severance payments.

(4)
These options were forfeited in August 2001.

Employment Contracts, Termination of Employment and Change of Control Arrangements

        At the start of their employment, our employees in the United States generally sign offer letters specifying basic terms and conditions of employment as well as agreements that include confidentiality, non-compete provisions and assignment of intellectual property rights related to their employment. At the start of their employment, our employees in Israel generally sign written employment agreements that include confidentiality and non-compete provisions.

        In addition, certain key employees of the Company, including Messrs. Kinreich and LeClair have a change of control agreement with the Company under which (i) fifty percent (50%) of unvested stock options and/or restricted shares then held by the employee shall immediately vest upon a change of control of the Company; (ii) they will receive a severance package consisting of six months' base salary, plus any accrued compensation, reimbursements and vacation time owed; and (iii) the remaining unvested stock options and/or restricted shares then held by the employee shall immediately vest, if the employee terminates his employment with the Company for a good reason, as defined therein, or his employment is terminated without cause, each within twelve (12) months of a change in control of the Company. Under the terms of the change of control agreements, a change of control will be deemed to have occurred upon the following events: a sale, lease or other transfer of all or substantially all of the assets of the Company; persons constituting the Board of Directors of the Company on the date of the agreement or new directors approved by those persons cease to constitute a majority of the members of the Board of Directors; a merger of the Company with another entity following which the shareholders of the Company do not own 50% of the voting power of the securities of the entity acquiring the Company; a third party acquires 25% or more of the total number of votes that may be cast for the Directors of the Company; or the Directors adopt a resolution stating that a change in control has occurred for the purposes of the agreement.

Option Grants

        The following table presents each grant of ordinary share options during the fiscal year ended December 31, 2001 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

			Percent of Total Options Granted To Employees In 2001 (1)				Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Terms (3)
	Number of Securities Underlying Options Granted *
				Exercise Price Per Share (2)
Name					Expiration Date
							5%	10%
Ilan Kinreich	150,000	(4)	8.6%	$0.95	5/16/11		$89,146	$225,913
Brian E. LeClair	35,000		2.0%	0.95	5/16/11	(5)	20,801	52,713

(1)
Percentages shown under "Percent of Total Options Granted to Employees in 2001" are based on an aggregate of 1,744,000 options granted to our employees under our option plans during 2001.

(2)
The exercise price equals the fair market value of the ordinary shares, which is equal to the closing sales prices of the ordinary shares as quoted on the Nasdaq Stock Market as of the grant date.

(3)
The potential realizable value is calculated based on the term of the option at the time of grant. Share price appreciation of 5.0% and 10.0% is assumed pursuant to the rules promulgated by the SEC and does not represent our estimate of future stock price performance. The potential realizable values at 5.0% and 10.0% appreciation are calculated by: (a) multiplying the number of ordinary shares under the option by the exercise price per share; (b) assuming that the aggregate share value derived from that calculation compounds at the annual 5.0% or 10.0% rate shown in the table until the expiration of the options; and (c) subtracting from that result the aggregate option exercise price.

(4)
9,375 of the options vest each quarter over a four-year period.

(5)
8,750 of the options vest on May 16, 2002 with 2,188 options vesting per quarter thereafter.

*
James Clemens, the Company's former Vice President, Sales, was granted options to purchase 60,000 ordinary shares in 2001. These options were forfeited in August 2001 upon the termination of Mr. Clemens.

        The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended December 31, 2001 by the Named Executive Officers and (ii) unexercised stock options held by such individuals.

AGGREGATED OPTION EXERCISES IN 2001
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at December 31, 2001		Value of Unexercised in-the-Money Options at December 31, 2001 (2)
	Shares Acquired on Exercise (#)
Name		Value Realized (1)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ilan Kinreich	—	—	325,453	345,448	—	—
Brian E. LeClair	—	—	50,000	185,000	—	—

(1)
On August 8, 2000, Mr. Kinreich exercised options to purchase 391,100 ordinary shares for an aggregate exercise price of $964. The "aggregate value realized" of such shares as of the date of exercise was $3,910,036, which was calculated by subtracting the aggregate exercise price of the options from the market value of the underlying ordinary shares on the date of exercise. Mr. Kinreich did not actually receive this amount since he continues to own these shares. The fair market value of these shares was $156,440 on February 28, 2002.

(2)
All options in the table outstanding at December 31, 2001 had an exercise price higher than the market price of the ordinary shares on December 31, 2001. Options held by Mr. Clemens were not exercised during 2001 and were terminated in August 2001.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        This report is submitted by the Compensation Committee. The Compensation Committee consists of Messrs. Beilis, Geary and Stone. Messrs. Beilis, Geary and Stone are non-employee Directors. Pursuant to authority delegated by the Board of Directors, the Compensation Committee is responsible for reviewing and administering the Company's stock option plans and reviewing and approving salaries and other incentive compensation of the Company's officers and employees, including recommendations to the Board of Directors with respect to the grant of stock options to officers and employees.

        Compensation Philosophy.    The Company's executive compensation program is designed to attract, retain and reward executives in a competitive industry. To achieve this goal, the Compensation Committee applies the philosophy that compensation of executive officers should be linked to meeting specified performance goals.

        Under the direction of the Compensation Committee, the Company has developed and implemented compensation policies. The Compensation Committee's executive compensation policies are designed to (i) enhance operating results of the Company and shareholder value, (ii) integrate compensation with the Company's annual and long-term performance goals, (iii) reward corporate performance, (iv) recognize individual initiative, achievement and hard work, and (v) assist the Company in attracting and retaining qualified executive officers. Currently, compensation under the executive compensation program is comprised of cash compensation in the form of annual base salary and bonus and long-term incentive compensation in the form of stock options.

        Base Salary.    The Compensation Committee reviews salaries periodically. The Compensation Committee's policy is to consider amounts paid to senior executives with comparable qualifications, experience and responsibilities at other publicly-held companies of similar size and engaged in a similar type of business to that of the Company, all of whom are constituent companies of the Nasdaq Computer Index. The Compensation Committee does not take into account the Company's relative performance as compared to comparable companies. The Compensation Committee also considers compensation information pertaining to the Company's industry including salary surveys, industry reports and other available information. The Compensation Committee analyzes this information to recommend salaries. The Compensation Committee does not use a fixed or rigid formula to recommend salaries.

        The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. Mr. Kinreich's planned objectives included: (1) implementing the 2001 operating plan, (2) building strategic relationships, and (3) executing product release plans. The Chief Executive Officer makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are reviewed by the Compensation Committee on a periodic basis.

        Bonus Compensation.    Our executive officers are eligible for quarterly cash bonuses, which are based primarily on corporate achievements and individual performance objectives that are established at the beginning and in the course of each year. After the completion of each quarter, the Compensation Committee reviews the attainment of corporate and individual objectives and recommends bonuses based on the extent to which corporate objectives were met or exceeded and individual contributions to the Company's overall performance. For the most recent fiscal year, these objectives included implementation of the Company's operating plan, acquiring new customers and executing product release plans. Of the total potential bonus available, Mr. Kinreich earned 38% and Mr. LeClair earned 83%.

        Stock Options.    The Company relies on incentive compensation in the form of stock options to retain and motivate executive officers and employees, which generally is provided through initial option grants at the date of hire and periodic additional grants. Incentive compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees, to encourage the executive officers and other employees to remain with the Company and to enable them to develop and maintain a stock ownership position in the Company's ordinary shares.

        Awards take into account each officer's scope of responsibility and specific assignments, strategic and operational goals applicable to the officer, anticipated performance and contributions of the officer and competitive market data for similar positions. Options are granted with an exercise price equal to the fair market value of our ordinary shares on the date of grant. The standard vesting schedule provides that a portion of the shares subject to each option vest and become exercisable annually and quarterly over three- to four-year periods.

        Option grants to executive officers are based on such factors as initiative, achievement and performance. In administering grants to executive officers, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including their vesting and exercise prices and the then current value of any unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company's shareholders.

        Mr. Kinreich's stock-based compensation principally was tied to the Company's objectives of implementing the Company's operating plan, acquiring new customers and building strategic relationships and executing the Company's product release plans and was intended as a retention and incentive device for Mr. Kinreich.

                By the RadView Software Ltd. Compensation Committee

                Shai Beilis, William J. Geary and Christopher M. Stone

Compensation Committee Interlocks and Insider Participation

        Messrs. Beilis, Geary and Stone constitute the Company's Compensation Committee. Messrs. Beilis, Geary and Stone are non-employee Directors. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

Director Compensation

        We reimburse our Directors for expenses incurred to attend meetings of our Board of Directors and any committees of the Board of Directors. We also grant options to purchase ordinary shares to our Directors from time to time and/or to the extent required by Israeli regulations.

COMPARATIVE SHARE PERFORMANCE GRAPH

        The following graph shows the cumulative shareholder return of the Company's ordinary shares from August 10, 2000 through December 31, 2001 as compared with that of the Nasdaq Composite and the Nasdaq Computer Index. The graph assumes the investment of $100 in the Company's ordinary shares and each of the comparison groups on August 10, 2000 and assumes the reinvestment of dividends. The Company has never declared a dividend on its ordinary shares. The ordinary share price performance depicted in the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to us regarding the beneficial ownership of our ordinary shares as of February 28, 2002, unless otherwise indicated, by: (i) each person known by us to beneficially own more than 5% of our ordinary shares; (ii) each Director of the Company; (iii) each executive officer named in the Summary Compensation Table below; and (iii) all of our Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares under options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2002 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to state community property laws, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Ownership percentages are based on 16,458,568 ordinary shares outstanding on February 28, 2002. Unless otherwise noted below, each shareholder's address is c/o RadView Software Ltd., 7 New England Executive Park, Burlington, Massachusetts 01803.

Name of Beneficial Owner:	Total Shares Beneficially Owned	Percentage of Ordinary Shares
Five Percent Shareholders:
Computer Associates International, Inc. (1)	1,635,067	9.9%
Formula Ventures (2)	2,604,823	15.8%
North Bridge Venture Partners, III, L.P. (3)	1,666,666	10.1%
Sadot Research and Development Fund Ltd. (4)	1,510,959	9.2%
Zohar Zisapel (5)	2,079,522	12.6%
Yehuda Zisapel (6)	2,079,522	12.6%
Directors and Executive Officers:
Ilan Kinreich (7)	800,046	4.7%
Brian E. LeClair (8)	81,250	*
Shai Beilis (2) (9)	2,637,873	16.0%
William Geary (3) (9)	1,689,916	10.3%
Robert Steinkrauss (10)	33,333	*
Christopher M. Stone (10)	33,333	*
Kathleen A. Cote (11)	25,000	*
All executive officers and Directors as a group (7 persons) (2) (3) (7) (8) (9) (10) (11)	5,300,751	31.1%

*
Represents beneficial ownership of less than one percent of our ordinary shares.

(1)
Computer Associates International, Inc. is a public company traded on The New York Stock Exchange. Based on its quarterly report on Form 10-Q for the quarterly period ended December 31, 2001 filed with the SEC on January 31, 2002, its directors are Russell M. Artzt, Alfonse M. D'Amato, Linus W. L. Cheung, Willem F.P. deVogel, Richard A. Grasso, Shirley Strum Kenny, Sanjay Kumar, Roel Pieper, Lewis S. Ranieri and Charles B. Wang. The address of Computer Associates International, Inc. is One Computer Associates Plaza, Islandia, NY 11749.

(2)
Information is derived in part from Amendment No. 1 to the Schedule 13G, filed on February 5, 2002 by Formula Ventures L.P., FV-PEH, L.P. and Formula Ventures (Israel) L.P. Includes 1,576,570 ordinary shares owned of record by Formula Ventures L.P; 443,631 ordinary shares owned of record by FV-PEH L.P.; 506,479 ordinary shares owned of record by Formula Ventures (Israel) L.P.; and 78,143 ordinary shares owned of record by Shem Basum Ltd. Shai Beilis, one of our Directors, is the managing director of Formula Ventures L.P., Formula Ventures Ltd. and the principal shareholder and a director of Shem Basum Ltd. Shai Beilis disclaims beneficial ownership of the shares held of record by Formula Ventures L.P.; FV-PEH L.P. and Formula Ventures (Israel) L.P. except to the extent of his pecuniary interest therein. Shai Beilis has sole voting and investment power and is the beneficial owner of the 78,143 ordinary shares owned of record by Shem Basum Ltd. Formula Ventures L.P., FV-PEH L.P. and Formula Ventures (Israel) L.P. are part of an affiliated group of investment entities managed by Formula Ventures Ltd. and Formula Ventures Partners (Cayman Islands) Ltd., a subsidiary thereof. Micha Gaiger, Yigal Erlich, Shai Beilis, Ariel Sela, Dan Goldstein, by virtue of their board position in Formula Venture Ltd., and Ben-Arie Reuven and Ari Sternberg, by virtue of their board position in Formula Venture Partners (Cayman Islands) Limited, each share voting and dispositive power with respect to the shares held by Formula Ventures L.P.; FV-PEH and Formula Ventures (Israel) L.P. Decisions with respect to voting and investment of the shares owned of record are made by majority vote and as managing director, Shai Beilis shares voting and investment power over the ordinary shares held by Formula Ventures L.P., FV-PEH L.P. and Formula Ventures (Israel) L.P. The address of Formula Ventures (Israel) L.P., Formula Ventures L.P. and FV-PEH L.P. is 11 Galgalei Haplada St., Herzliya, Israel 46733.

(3)
Information is derived from the Schedule 13G, filed on February 12, 2001, by North Bridge Venture Management III, L.P., North Bridge Venture Partners III, L.P., Edward T. Anderson, Jeffrey R. McCarthy, Richard A. D'Amore and William J. Geary. Includes 1,666,666 ordinary shares owned of record by North Bridge Venture Partners III, L.P. The General Partner of North Bridge Venture Partners III, L.P. is North Bridge Venture Management III, L.P. Mr. William J. Geary, one of our Directors, is a partner of North Bridge Venture Management III, L.P. Mr. Geary shares voting and investment power over these shares. However, he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Edward T. Andersen, William J. Geary, Richard D'Amore and Jeffrey P. McCarthy, by virtue of their management position in North Bridge entities, each have shared voting and dispositive power with respect to the shares held by North Bridge Venture Partners III, L.P. The address of North Bridge Venture Partners III, L.P. is 950 Winter Street, Suite 4600, Waltham, MA 02451.

(4)
Information is derived in part from the Schedule 13G, filed on February 14, 2001, by Sadot Research and Development Fund Ltd. Represents 1,284,315 ordinary shares owned of record by Sadot Research and Development Fund Ltd. and 226,644 ordinary shares owned of record by Sadot Venture Capital Management (1992) Ltd. Sadot Research and Development Fund Ltd. is a publicly held Israeli company traded on the Tel Aviv Stock Exchange and the London Stock Exchange. Avraham Radzinski, Joseph Barath, Yaacov Sadeh, Graham Jeffrey Woolfman, Jack Elaad, and Joshua Maor, Yitzhak Koul and Itzhak Inbar are the directors of Sadot Research and Development Fund Ltd. and share voting and dispositive power with respect to the shares held by Sadot Research and Development Fund Ltd. Avraham Radzinski, Ben Zion Israel and Jack Elaad are the directors of Sadot Venture Capital Management (1992) Ltd. and share voting and dispositive power with respect to the shares held by Sadot Venture Capital Management (1992) Ltd. The address of Sadot Research and Development Fund Ltd. and Sadot Venture Capital Management (1992) Ltd. is Levinstein Tower, Derech Petach Tivka, P.O. Box 36136, Tel Aviv, Israel 61361.

(5)
Represents 693,252 ordinary shares owned of record by Zohar Zisapel; 693,135 ordinary shares owned of record by Michael and Klil Holdings (93) Ltd.; and 693,135 ordinary shares owned of record by Lomsha Ltd. Zohar Zisapel is a principal shareholder and a director of each of Michael and Klil Holdings (93) Ltd. and Lomsha Ltd. Zohar Zisapel's address is 8 Hanechoshet Street, Tel Aviv, Israel, 69710.

(6)
Yehuda Zisapel's address is 8 Hanechoshet Street, Tel Aviv, Israel, 69710.

(7)
Includes 395,041 options exercisable within 60 days of February 28, 2002.

(8)
Includes 71,250 options exercisable within 60 days of February 28, 2002.

(9)
Includes 23,250 options exercisable within 60 days of February 28, 2002.

(10)
Represents 33,333 options exercisable within 60 days of February 28, 2002.

(11)
Represents 25,000 options exercisable within 60 days of February 28, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADVIEW SOFTWARE LTD.
By:
Brian E. LeClair Vice President and Chief Financial Officer

April 30, 2002

QuickLinks

PART III
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN 2001 AND FISCAL YEAR-END OPTION VALUES
REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
COMPARATIVE SHARE PERFORMANCE GRAPH
SIGNATURES