Form 10-Q
period 2002-03-31
RADVIEW SOFTWARE LTD
filed 2002-05-10
CIK 1114999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2002

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

                As of April 30, 2002, there were 16,458,568 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$11,557	$13,182
Accounts receivable, net of reserves of $240 at March 31, 2002 and $209 at December 31, 2001	1,172	1,445
Prepaid expenses and other current assets	406	499
Total Current Assets	13,135	15,126

Property and Equipment, net	1,478	1,687
Other Assets	584	612

Total Assets	$15,197	$17,425

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$496	$413
Accrued expenses	2,042	2,351
Accrued restructuring charge, current portion	176	70
Deferred revenue	1,100	1,357
Total Current Liabilities	3,814	4,191

Long-term Liabilities:
Accrued restructuring charge, less current portion	148	161
Accrued severance	679	722
Total Long-Term Liabilities	827	883

Total Liabilities	4,641	5,074

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value — Authorized — 40,000,000 shares; Issued — 16,592,568 shares at March 31, 2002 and 16,532,868 shares at December 31, 2001	42	42
Additional paid-in capital	54,969	55,230
Deferred compensation	(976)	(1,387)
Accumulated deficit	(43,379)	(41,434)
Treasury shares, at cost — 134,000 shares	(100)	(100
Total Shareholders’ Equity	10,556	12,351

Total Liabilities and Shareholders’ Equity	$15,197	$17,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Revenues:
Software licenses	$978	$1,566
Service	596	737
Total Revenues	1,574	2,303

Cost of Revenues:
Software licenses	13	87
Service	160	325
Total Cost of Revenues	173	412

Gross Profit	1,401	1,891

Operating Expenses:
Sales and marketing	1,438	4,334
Research and development	864	1,842
General and administrative	620	931
Stock-based compensation (1)	150	298
Nonrecurring expenses (Note 4)	334	237
Total Operating Expenses	3,406	7,642

Operating loss	(2,005)	(5,751)

Interest income, net	35	277
Other income, net	25	21

Net loss	$(1,945)	$(5,453)

Net loss per share:
Net loss per share — Basic and diluted	$(0.12)	$(0.33)

Weighted average shares outstanding — Basic and diluted	16,433	16,367

(1)	The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$44	$158
Research and development	61	86
General and administrative	45	54
Total stock-based compensation	$150	$298

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(1,945)	$(5,453)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	238	261
Fixed asset impairment write-off (Note 4)	16	—
Amortization of deferred compensation	150	298
Accrued severance pay	(43)	31
Changes in operating assets and liabilities—
Accounts receivable	273	696
Prepaid expenses and other current assets	93	(73)
Accounts payable	83	(854)
Accrued expenses	(309)	165
Accrued restructuring charge	93	—
Deferred revenue	(257)	64
Net cash used in operating activities	(1,608)	(4,865)

Cash Flows from Investing Activities:
Purchases of property and equipment	(45)	(213)
Decrease (increase) in other assets	28	(51)
Net cash used in investing activities	(17)	(264)

Cash Flows from Financing Activities:
Payment of long-term loans	—	(3,814)
Net cash used in financing activities	—	(3,814)

Decrease in cash and cash equivalents	(1,625)	(8,943)

Cash and cash equivalents, beginning of period	13,182	33,469
Cash and cash equivalents, end of period	$11,557	$24,526

Cash paid during period for interest	$9	$53

Supplemental disclosure of noncash financing and investing activities:
Reversal of deferred compensation due to option forfeitures	$261	$794

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Operations

RadView Software Ltd. (the “Company”) is an Israeli corporation.  The Company develops, markets and supports software that enables organizations to verify the scalability, efficiency and reliability of web applications, and facilitates their rapid development.

The Company has a history of incurring net losses and had an accumulated deficit of approximately $43.4 million as of March 31, 2002.  The Company has funded these losses principally from proceeds from equity financing.  During the second half of 2001 and first quarter of 2002, the Company restructured its business to significantly reduce total operating expenses through reductions in workforce and the termination of certain leases.  Management believes that existing cash and cash equivalents will be adequate to fund operations into 2003.

2.  Significant Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States.  The significant policies followed in the preparation of the condensed consolidated financial statements, applied on a consistent basis, are as follows:

(a)       Use of Estimates

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

(b) Financial Statements in U.S. Dollars

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

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with the principles set forth in the Financial Accounting Standards Board of the United States (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Accordingly, items have been translated as follows:

•                  Monetary Items  —At the exchange rate in effect on the balance sheet date.

•                  Nonmonetary Items  —At historical exchange rates.

•                  Revenue and Expense Items  —At the exchange rates in effect as of the date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.668 New Israeli Shekel (“NIS”) at March 31, 2002, U.S. $1.00 to NIS 4.416 at December 31, 2001, and U.S. $1.00 to NIS 4.192 at March 31, 2001.

(c)  Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2002 and the condensed consolidated statements of operations and consolidated statements of cash flows for the three months ended March 31, 2002 and 2001, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the U.S. have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 25, 2002.

(d)  Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United States, the United Kingdom, Germany and Sweden.  All material intercompany balances and transactions have been eliminated in consolidation.

(e)  Revenue Recognition

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  SOP 98-9 requires the use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement. If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, the Company defers the fair value of the undelivered elements and recognizes the remaining value for the delivered elements.

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

(f)  Cash Equivalents

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

The calculation of diluted net loss per share excludes stock options to purchase approximately 2,809,000 ordinary shares as of March 31, 2002 and approximately 3,575,000 ordinary shares as of March 31, 2001 because their inclusion would be antidilutive.

4.  Nonrecurring Expenses

Nonrecurring expenses consist of restructuring charges and other nonrecurring costs.  For the three months ended March 31, 2002, nonrecurring expenses consisted of a restructuring charge of $334,000 incurred in January 2002.  Employee severance costs resulted from the termination of 26 employees, of whom 13 were sales and marketing employees, 11 were research and development employees, and 2 were general and administrative employees.  The following is a reconciliation of the activity in the accrued restructuring charge for the three months ended March 31, 2002.

Description	December 31, 2001	Provision	Payments and Write-offs	March 31, 2002
	(in thousands)

Employee severance costs	$—	$218	$(177)	$41
Facility termination charges	231	46	(42)	235
Fixed asset impairment	—	47	(17)	30
Vendor contract termination fees	—	23	(5)	18
	$231	$334	$(241)	$324

Amounts payable within one year have been classified as a current liability in the accompanying condensed consolidated balance sheets.

For the three months ended March 31, 2001, nonrecurring expenses consisted of a $237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001.

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

6.  Disclosures About Segments of an Enterprise

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

The Company’s revenues by geographic area are as follows:

	Three months ended March 31,
	2002	2001
	(in thousands )

United States	$884	$1,673
Europe	205	295
Israel	190	147
Other	295	188
Total revenues	$1,574	$2,303

MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning RadView’s business outlook or future performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under U. S. federal securities laws. Forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. These risks, uncertainties and factors include, but are not limited to: our history of losses; market acceptance of our products; our ability to develop new products and enhance existing products; impact of significant competition; and other factors detailed in RadView’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

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

In January 2002, we restructured our business through the termination of 27% of the then current workforce.  As a result of the restructuring, we recorded a restructuring charge of $334,000 in the first quarter of 2002 consisting of employee severance costs, idle lease facilities costs and fixed asset impairment costs.  We had previously taken cost reduction actions in July and October 2001, including the termination of an aggregate of approximately 40% of our workforce and the termination of certain sales facilities leases.  As a result of these cost reduction actions, we expect that operating expenses will be lower in 2002 than in 2001.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended
	March 31,
	2002	2001
Revenues:
Software licenses	62.1%	68.0%
Services	37.9%	32.0%
Total revenues	100.0%	100.0%

Cost of revenues:
Software licenses	0.8%	3.8%
Services	10.2%	14.1%
Total cost of revenues	11.0%	17.9%

Gross profit	89.0%	82.1%

Operating expenses:
Sales and marketing	91.4%	188.2%
Research and development	54.9%	80.0%
General and administrative	39.4%	40.4%
Stock-based compensation	9.5%	12.9%
Nonrecurring charges	21.2%	10.3%
Total operating expenses	216.4%	331.8%

Loss from operations	(127.4% )	(249.7% )

Other income:
Interest income, net	2.2%	12.0%
Other income, net	1.6%	0.9%

Net loss	(123.6% )	(236.8% )

Three Months Ended March 31, 2002 and 2001

Revenues

Total Revenues. Total revenues were $1.6 million for the three months ended March 31, 2002 and $2.3 million for the same period in 2001, which represents a decrease of $729,000, or 31.7%.  The decrease in total revenues was due to a $789,000 decrease in total revenues from customers in the U.S. offset, in part, by a $60,000 increase in total revenues from international customers.  Total revenues from U.S. customers decreased from $1.7 million for the three months ended March 31, 2001 to $884,000 for the same period in 2002 due to lower unit volume sales of software licenses and a decrease in service revenues.  Total revenues from international customers increased from $630,000 for the three months ended March 31, 2002 to $690,000 for the same period in 2002 due to higher unit volume sales of software licenses and an increase in service revenues.

Software Licenses.  Software license revenues decreased $588,000, or 37.5%, from $1.6 million for the three months ended March 31, 2001 to $978,000 for the same period in 2002.  This decrease was due to a decrease of $595,000 in software license revenues from U.S. customers, offset, in part, by a $7,000 increase in software license revenues from international customers.  Total software license revenues from U.S. customers decreased from $1.1 million for the three months ended March 31, 2001 to $487,000, or 55.7%, for the same period in 2002 due to lower unit volume sales attributable to weakness in the U.S. economy and slower technology spending.  Total revenues from international customers increased slightly from $484,000 for the three months ended March 31, 2001 to $491,000 for the same period in 2002.

Services.  Service revenues decreased $141,000, or 19.1%, from $737,000 for the three months ended March 31, 2001 to $596,000 for the same period in 2002.  This decrease was due to a decrease of $196,000 in support and maintenance services in the U.S., offset in part by a $55,000 increase in support and maintenance services from international customers for the three months ended March 31, 2002 as compared to the same period in 2001.  The decrease in U.S. service revenues resulted from the decline in maintenance services and training services that typically accompany software license orders.  The increase in international service revenues resulted from providing support and maintenance services to a larger installed customer base internationally.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses decreased from $87,000, or 5.6% of software license revenue, for the three months ended March 31, 2001 to $13,000, or 1.3% of software license revenue, for the same period in 2002.  This decrease was due to the completion of royalty obligations for third-party software in 2001.

Cost of Services. Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services decreased from $325,000, or 44.1% of service revenue, for the three months ended March 31, 2001 to $160,000, or 26.8% of service revenue, for the same period in 2002.  This decrease was due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in the latter half of 2001 and the first quarter of 2002.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses decreased from $4.3 million, or 188.2% of total revenues, for the three months ended March 31, 2001 to $1.4 million, or 91.4% of total revenues, for the same period in 2002.  The decrease was due primarily to a 61% reduction of headcount in sales and marketing personnel and a $713,000 reduction in marketing program costs.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses decreased from $1.8 million, or 80.0% of total revenues, for the three months ended March 31, 2001, to $864,000, or 54.9% of total revenues, for the same period in 2002.  The decrease was due to a 40% reduction in headcount of research and development personnel.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses decreased from $931,000, or 40.4% of total revenues, for the three months ended March 31, 2001 to $620,000, or 39.4% of total revenues, for the same period in 2002.  The decrease was due to a 61% reduction of headcount in general and administrative personnel.

Stock-based Compensation. Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value and to all equity instruments issued to nonemployees.  For stock options granted to employees, the difference between the exercise price and the estimated fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options.  For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option.  Stock-based compensation expense was $150,000 for the three months ended March 31, 2002 compared to $298,000 for the same period in 2001.  The decrease resulted from the forfeiture of employee stock options for terminated employees for whom stock-based compensation was originally recorded.

Deferred compensation on the unvested options is included as a component of shareholders’ equity and amortized to stock-based compensation expense over the vesting period of the underlying options.  Deferred stock-based compensation totaled $976,000 at March 31, 2002, and will result in additional charges to operations through May 2004.

Nonrecurring Expenses.  Nonrecurring expenses for the three months ended March 31, 2002 consist of restructuring charges of $334,000.  Nonrecurring expenses for the three months ended March 31, 2001 consisted of a payment of $237,000 to a landlord incurred upon the termination of a facility lease agreement in March 2001.

The $334,000 in restructuring charges were incurred in January 2002, when we implemented additional restructuring plans in an effort to lower operating costs.  We had previously taken cost reduction actions in July and October 2001, including the termination of an aggregate of approximately 40% of our workforce and the termination of certain sales facilities leases.  The restructuring plans and related charges recorded in the first quarter of 2002 consisted of severance costs for terminated employees of $218,000, lease termination costs of $46,000, fixed asset impairment and other costs of $70,000.  A total of 26 employees were terminated, or approximately 27% of the then current workforce, of whom 13 employees were from sales and marketing, 11 employees were from research and development, and two employees were from general and administrative.

Interest Income, Net. Interest income, net consists principally of interest expense incurred in connection with long-term debt, offset by interest earned on cash investments.  Interest income, net was $35,000 for the three months ended March 31, 2002 compared to $277,000 for the same period in 2001.  The decrease in interest income resulted from lower invested cash balances and lower interest rates in 2002 when compared to 2001.

Other Income, Net. Other income, net consists principally of currency translation gains and losses. There was other income of $25,000 for the three months ended March 31, 2002 compared to $21,000 for the same period in 2001.  This change was due to exchange rate fluctuations.

Income Taxes.  The Company has estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $14.1 million through March 31, 2002 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income.  The Company expects that during the period in which these tax losses are utilized its income would be substantially tax exempt.  Therefore, the income tax rate of the Company during the tax-exempt period will be zero. There will be no tax benefit available from these losses and no deferred income taxes have been included in the Company’s financial statements.

The Company’s U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $22.3 million through March 31, 2002.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2022.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $11.6 million as of March 31, 2002 compared to $13.2 million as of December 31, 2001.

Cash used in operating activities was $1.6 million for the three months ended March 31, 2002 and $4.9 million for the same period in 2001.  Cash used in operating activities for the three months ended March 31, 2002 was due to a net loss of $1.9 million, a decrease of $309,000 in accrued expenses, a decrease of $43,000 in accrued severance pay, and a decrease of $257,000 in deferred revenue, offset, in part, by depreciation of $238,000, amortization of deferred compensation of $150,000, other non-cash charges of $16,000, a decrease of $273,000 in accounts receivable, a decrease of $93,000 in prepaid expenses, an increase of $83,000 in accounts payable and an increase of $93,000 in accrued restructuring charge.  Cash used in operating activities for the three months ended March 31, 2001 was due to a net loss of $5.5 million, an increase of $73,000 in prepaid expenses, and a decrease of $854,000 in accounts payable, offset, in part, by depreciation of $261,000, amortization of deferred compensation of $298,000, other non-cash charges of $31,000, a decrease of  $696,000 in accounts receivables, an increase of $165,000 in accrued expenses and an increase of $64,000 in deferred revenue.

Cash used in investing activities was $17,000 for the three months ended March 31, 2002 and $264,000 for the same period in 2001.  Cash used in investing activities for the three months ended March 31, 2002 was primarily for purchases of $45,000 in property and equipment, offset, in part, by a decrease of $28,000 in other assets.  Cash used in investing activities for the three months ended March 31, 2001 was primarily for purchases of $213,000 in property and equipment and an increase of $51,000 in other assets.

There was no cash used in financing activities for the three months ended March 31, 2002.  Cash used in financing activities for the three months ended March 31, 2001 consisted of $3.8 million for the repayment of long-term loans with a bank.

In April 2001, our board of directors approved a stock repurchase program under which we may repurchase our ordinary shares for an aggregate consideration that shall not exceed $2.5 million.  Purchases may be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions.  Through March 31, 2002, we repurchased 134,000 of our ordinary shares at an aggregate cost of $100,000.

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2005.  As of March 31, 2002, the future total lease payments under these leases were as follows: $471,000 in 2002, $511,000 in 2003, $517,000 in 2004, and $166,000 in 2005.

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

Through March 31, 2002, we have used $23.7 million of the net proceeds from our initial public offering as follows:

•                  $1.6 million for capital expenditures;

•                  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

•                  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

•                  $100,000 for the repurchase of ordinary shares; and

•                  $16.8 million for working capital.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.

(Registrant)

Brian E. LeClair

Vice President and Chief Financial Officer

Dated:  May 10, 2002