Form 10-Q
period 2002-06-30
RADVIEW SOFTWARE LTD
filed 2002-08-13
CIK 1114999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒                 Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2002

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

                As of July 31, 2002, there were 16,458,568 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$10,373	$13,182
Accounts receivable, net of reserves of $178 at June 30, 2002 and $209 at December 31, 2001	1,013	1,445
Prepaid expenses and other current assets	458	499
Total Current Assets	11,844	15,126

Property and Equipment, net	1,222	1,687
Other Assets	600	612

Total Assets	$13,666	$17,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$253	$413
Accrued expenses	2,157	2,351
Accrued restructuring charge, current portion	167	70
Deferred revenue	1,214	1,357
Total Current Liabilities	3,791	4,191

Long-term Liabilities:
Accrued restructuring charge, less current portion	136	161
Accrued severance	691	722
Total Long-Term Liabilities	827	883

Total Liabilities	4,618	5,074

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value — Authorized — 40,000,000 shares; Issued — 16,592,568 shares at June 30, 2002 and 16,532,868 shares at December 31, 2001	42	42
Additional paid-in capital	54,904	55,230
Deferred compensation	(782)	(1,387)
Accumulated deficit	(45,016)	(41,434)
Treasury shares, at cost — 134,000 shares	(100)	(100)
Total Shareholders’ Equity	9,048	12,351

Total Liabilities and Shareholders’ Equity	$13,666	$17,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Software licenses	$801	$1,900	$1,779	$3,466
Service	617	703	1,213	1,440
Total Revenues	1,418	2,603	2,992	4,906

Cost of Sales:
Software licenses	12	62	25	149
Service	159	357	319	682
Total Cost of Sales	171	419	344	831

Gross Profit	1,247	2,184	2,648	4,075

Operating Expenses:
Sales and marketing	1,378	4,618	2,816	8,952
Research and development	851	1,823	1,715	3,665
General and administrative	482	876	1,102	1,807
Stock-based compensation(1)	129	303	279	601
Nonrecurring expenses (Note 4)	131	—	465	237
Total Operating Expenses	2,971	7,620	6,377	15,262

Operating loss	(1,724)	(5,436)	(3,729)	(11,187)

Interest income	34	197	69	474
Other income (expense)	53	(32)	78	(11)

Net loss	$(1,637)	$(5,271)	$(3,582)	$(10,724)

Net loss per share:
Net loss per share — Basic and diluted	$(0.10)	$(0.32)	$(0.22)	$(0.66)

Weighted average shares outstanding — Basic and diluted	16,459	16,352	16,452	16,359

(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$44	$157	$88	$315
Research and development	47	84	108	170
General and administrative	38	62	83	116
Total stock-based compensation	$129	$303	$279	$601

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(3,582)	$(10,724)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation and amortization	481	541
Fixed asset impairment write-off (Note 4)	43	—
Amortization of deferred compensation	279	601
Accrued severance pay	(31)	93
Changes in operating assets and liabilities—
Accounts receivable	432	487
Prepaid expenses and other current assets	41	216
Accounts payable	(160)	(643)
Accrued expenses	(194)	561
Accrued restructuring charge	72	—
Deferred revenue	(143)	84
Net cash used in operating activities	(2,762)	(8,784)

Cash Flows from Investing Activities:
Purchases of property and equipment	(59)	(498)
Decrease (increase) in other assets	12	(128)
Net cash used in investing activities	(47)	(626)

Cash Flows from Financing Activities:
Payment of long-term loans	—	(3,814)
Purchase of treasury shares	—	(48)
Net cash used in financing activities	—	(3,862)

Decrease in cash and cash equivalents	(2,809)	(13,272)

Cash and cash equivalents, beginning of period	13,182	33,469
Cash and cash equivalents, end of period	$10,373	$20,197

Cash paid during period for interest	$15	$56

Supplemental disclosure of noncash financing and investing activities:
Reversal of deferred compensation due to option forfeitures	$326	$1,228

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

The Company has a history of incurring net losses and had an accumulated deficit of approximately $45.0 million as of June 30, 2002.  The Company has funded these losses principally from proceeds from equity financing.  During the last 12 months, the Company restructured its business to significantly reduce total operating expenses through reductions in workforce and the termination of certain leases.  Management believes that existing cash and cash equivalents will be adequate to fund operations into 2004.

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

(b)       Financial Statements in U.S. Dollars

The consolidated financial statements of the Company have been prepared in U.S. dollars because the currency of the primary economic environment in which the operations of the Company are conducted is the U.S. dollar. Substantially all of the Company’s sales are in U.S. dollars. Most purchases of materials, components and most marketing and management costs are denominated in U.S. dollars. Therefore, the functional currency of the Company is the U.S. dollar.

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

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.769 New Israeli Shekel (“NIS”) at June 30, 2002, U.S. $1.00 to NIS 4.416 at December 31, 2001, and U.S. $1.00 to NIS 4.173 at June 30, 2001.

(c)        Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2002 and the condensed consolidated statements of operations and consolidated statements of cash flows for the three and six months ended June 30, 2002 and 2001, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 25, 2002.

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

The calculation of diluted net loss per share excludes outstanding stock options because their inclusion would be antidilutive.  There were approximately 2,608,000 stock options outstanding as of June 30, 2002 and approximately 4,203,000 stock options outstanding as of June 30, 2001.

4.  Nonrecurring Expenses

Nonrecurring expenses consist of restructuring charges and other nonrecurring costs.  Nonrecurring expenses totaled $465,000 for the six months ended June 30, 2002, and consisted of restructuring charges relating to headcount reductions taken during that same period.  The portion of the restructuring charge recorded in the three months ended June 30, 2002, totaled $131,000, and consisted of employee severance costs resulting from the termination of two sales and marketing employees.  The portion of the restructuring charge recorded in the three months ended March 31, 2002 totaled $334,000 and consisted of employee severance costs, facility termination charges, fixed asset impairment, and vendor contract termination fees.  Employee severance costs for the three months ended March 31, 2002 resulted from the termination of 26 employees, of whom 13 were sales and marketing employees, 11 were research and development employees, and 2 were general and administrative employees.

The following is a reconciliation of the activity in the accrued restructuring charge for the six months ended June 30, 2002.

Description	December 31, 2001	Provision	Payments and Write-offs	June 30, 2002
	(in thousands)
Employee severance costs	$—	$349	$(276)	$73
Facility termination charges	231	46	(64)	213
Fixed asset impairment	—	43	(43)	—
Vendor contract termination fees	—	27	(10)	17
	$231	$465	$(393)	$303

Amounts payable within one year have been classified as a current liability in the accompanying condensed consolidated balance sheets.

For the six months ended June 30, 2001, nonrecurring expenses consisted of a $237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001.

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

The Company’s revenues by the geographic location of the customer are as follows:

	Three months ended June 30,		Six months ended June 30,
	2002	2001	2002	2001
	(In thousands)
United States	$927	$1,829	$1,811	$3,502
Europe	131	437	336	732
Israel	180	164	370	311
Other	180	173	475	361
Total revenues	$1,418	$2,603	$2,992	$4,906

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

In January 2002, we restructured our business through the termination of 27% of the then current workforce.  As a result of the restructuring, we recorded a restructuring charge of $334,000 in the first quarter of 2002 consisting of employee severance costs, idle lease facilities costs and fixed asset impairment costs.  During the second quarter of 2002, we recorded additional restructuring costs of $131,000 consisting of employee severance cost.  We had previously taken cost reduction actions in July and October 2001, including the termination of an aggregate of approximately 40% of our workforce and the termination of certain sales facilities leases.  As a result of these cost reduction actions, we expect that operating expenses will be lower in 2002 than in 2001.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Revenues:
Software licenses	56.5%	73.0%	59.5%	70.6%
Service	43.5	27.0	40.5	29.4
Total revenues	100.0	100.0	100.0	100.0

Cost of Sales:
Software licenses	0.9	2.4	0.8	3.0
Service	11.2	13.7	10.7	13.9
Total cost of sales	12.1	16.1	11.5	16.9

Gross Profit	87.9	83.9	88.5	83.1

Operating Expenses:
Sales and marketing	97.2	177.4	94.1	182.5
Research and development	60.0	70.0	57.3	74.7
General and administrative	34.0	33.7	36.9	36.8
Stock-based compensation	9.1	11.6	9.3	12.3
Nonrecurring expenses	9.2	0.0	15.5	4.8
Total operating expenses	209.5	292.7	213.1	311.1

Operating loss	(121.6)	(208.8)	(124.6)	(228.0)

Interest income	2.4	7.5	2.3	9.7
Other income (expense)	3.8	(1.2)	2.6	(0.3)

Net loss	(115.4)%	(202.5)%	(119.7)%	(218.6)%

Three and Six Months Ended June 30, 2002 and 2001

Revenues

Total Revenues. Total revenues were $1.4 million for the three months ended June 30, 2002 and $2.6 million for the same period in 2001, which represents a decrease of $1.2 million, or 45.5%.  Total revenues were $3.0 million for the six months ended June 30, 2002 and $4.9 million for the same period in 2001, which represents a decrease of $1.9 million, or 39.0%.  Total revenues decreased due to declines in both software licenses revenues and service revenues.

Software Licenses.  Software license revenues for the three months ended June 30, 2002 decreased $1.1 million, or 57.8%, as compared to the same period in 2001.  Software license revenues were $801,000 for the three months ended June 30, 2002 and $1.9 million for the same period in 2001.  This decrease consisted of a decline in software license revenues of $795,000 from U.S. customers and $285,000 from international customers.

Software license revenues for the six months ended June 30, 2002 decreased $1.7 million, or 48.7%, as compared to the same period in 2001.  Software license revenues were $1.8 million for the six months ended June 30, 2002 and $3.5 million for the same period in 2001.  This decrease consisted of a decline in software license revenues of $1.4 million from U.S. customers and $278,000 from international customers.

The decreases in software license revenues for the three and six months ended June 30, 2002 as compared to the same periods in 2001, resulted from lower unit volume sales attributable to weakness in the global economy and slower technology spending.

Services.  Service revenues for the three months ended June 30, 2002 decreased $86,000, or 12.2%, as compared to the same period in 2001.  Service revenues were $617,000 for the three months ended June 30, 2002 and $703,000 for the same period in 2001.  This decrease consisted of a decline in services revenues of $119,000 from U.S. customers, offset, in part, by a $33,000 increase of services revenues from international customers.

Service revenues for the six months ended June 30, 2002 decreased $227,000, or 15.8%, as compared to the same period in 2001.  Service revenues were $1.2 million for the six months ended June 30, 2002 and $1.4 million for the same period in 2001.  This decrease consisted of a decline in services revenues of $336,000 from U.S. customers, offset, in part, by a $109,000 increase of services revenues from international customers.

The decrease in U.S. service revenues resulted from the decline in maintenance services and training services that typically accompany software license orders.  The increase in international service revenues resulted from providing support and maintenance services to a larger installed customer base internationally.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses decreased from $62,000, or 3.3% of software license revenue, for the three months ended June 30, 2001 to $12,000, or 1.5% of software license revenue, for the same period in 2002.  Cost of software licenses decreased from $149,000, or 4.3% of software license revenue, for the six months ended June 30, 2001 to $25,000, or 1.4% of software license revenue, for the same period in 2002.  These decreases were due to the completion of royalty obligations for third-party software in 2001.

Cost of Services. Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services decreased from $357,000, or 50.8% of service revenue, for the three months ended June 30, 2001 to $159,000, or 25.8% of service revenue, for the same period in 2002.  Cost of services decreased from $682,000, or 47.4% of service revenue, for the six months ended June 30, 2001 to $319,000, or 26.3% of service revenue, for the same period in 2002.  These decreases were due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in the latter half of 2001 and the first half of 2002.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses decreased from $4.6 million, or 177.4% of total revenues, for the three months ended June 30, 2001 to $1.4 million, or 97.2% of total revenues, for the same period in 2002.  Sales and marketing expenses decreased from $9.0 million, or 182.5% of total revenues, for the six months ended June 30, 2001 to $2.8 million, or 94.1% of total revenues, for the same period in 2002.  These decreases were due primarily to a 61% reduction of headcount in sales and marketing personnel and approximately $700,000 in reductions in quarterly marketing program costs.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses decreased from $1.8 million, or 70.0% of total revenues, for the three months ended June 30, 2001, to $851,000, or 60.0% of total revenues, for the same period in 2002.  Research and development expenses decreased from $3.7 million, or 74.7% of total revenues, for the six months ended June 30, 2001, to $1.7 million, or 57.3% of total revenues, for the same period in 2002.  These decreases were due to a 40% reduction in headcount of research and development personnel.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses decreased from $876,000, or 33.7% of total revenues, for the three months ended June 30, 2001 to $482,000, or 34.0% of total revenues, for the same period in 2002.  General and administrative expenses decreased from $1.8 million, or 36.8% of total revenues, for the six months ended June 30, 2001 to $1.1 million, or 36.9% of total revenues, for the same period in 2002.  These decreases were due to a 61% reduction of headcount in general and administrative personnel.

Stock-based Compensation. Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value and to all equity instruments issued to nonemployees.  For stock options granted to employees, the difference between the exercise price and the estimated fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options.  For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option.  Stock-based compensation expense was $129,000 for the three months ended June 30, 2002 compared to $303,000 for the same period in 2001.  Stock-based compensation expense was $279,000 for the six months ended June 30, 2002 compared to $601,000 for the same period in 2001.  These decreases resulted from the forfeiture of employee stock options for terminated employees for whom stock-based compensation was originally recorded.

Deferred compensation on the unvested options is included as a component of shareholders’ equity and amortized to stock-based compensation expense over the vesting period of the underlying options.  Deferred stock-based compensation totaled $782,000 at June 30, 2002, and will result in additional charges to operations through May 2004.

Nonrecurring Expenses.  Nonrecurring expenses totaled $465,000 for the six months ended June 30, 2002 and consist of restructuring charges of $334,000 recorded in the three months ended March 31, 2002 and $131,000 recorded in the three months ended June 30, 2002.  Nonrecurring expenses for the six months ended June 30, 2001 consisted of a payment of $237,000 to a landlord incurred upon the termination of a facility lease agreement in March 2001.

The restructuring charges of $334,000 recorded in the three months ended March 31, 2002, were incurred in January 2002, when we implemented additional restructuring plans in an effort to lower operating costs.  We had previously taken cost reduction actions in July and October 2001, including the termination of an aggregate of approximately 40% of our workforce and the termination of certain sales facilities leases.  The restructuring plans and related charges recorded in the first quarter of 2002 consisted of severance costs for terminated employees of $218,000, lease termination costs of $46,000, fixed asset impairment and other costs of $70,000.  A total of 26 employees were terminated, or approximately 27% of the then current workforce, of whom 13 employees were from sales and marketing, 11 employees were from research and development, and two employees were from general and administrative.

The restructuring charges of $131,000 recorded in the three months ended June 30, 2002, were incurred in April and June 2002, and consisted of the severance costs for two terminated employees in sales and marketing.

Interest Income, Net. Interest income, net consists principally of interest expense incurred in connection with long-term loans, offset by interest earned on cash investments.  Interest income, net was $34,000 for the three months ended June 30, 2002 compared to $197,000 for the same period in 2001.  Interest income, net was $69,000 for the six months ended June 30, 2002 compared to $474,000 for the same period in 2001.  The decreases in interest income resulted from lower invested cash balances and lower interest rates in 2002 when compared to 2001.

Other Income, Net. Other income, net consists principally of currency translation gains and losses.  There was other income of $53,000 for the three months ended June 30, 2002 compared to other expense of $32,000 for the same period in 2001.  There was other income of $78,000 for the six months ended June 30, 2002 compared to other expense of $11,000 for the same period in 2001.  These changes were due to exchange rate fluctuations.

Income Taxes.  The Company has estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $15.1 million through June 30, 2002 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income.  The Company expects that during the period in which these tax losses are utilized its income would be substantially tax exempt.  Therefore, the income tax rate of the Company during the tax-exempt period will be zero. There will be no tax benefit available from these losses and no deferred income taxes have been included in the Company’s financial statements.

The Company’s U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $22.9 million through June 30, 2002.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2022.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $10.4 million as of June 30, 2002 compared to $13.2 million as of December 31, 2001.

Cash used in operating activities was $2.8 million for the six months ended June 30, 2002 and $8.8 million for the same period in 2001.  Cash used in operating activities for the six months ended June 30, 2002 was due to a net loss of $3.6 million, a decrease of $160,000 in accounts payable, a decrease of $194,000 in accrued expenses, a decrease of $31,000 in accrued severance pay, and a decrease of $143,000 in deferred revenue, offset, in part, by depreciation of $481,000, amortization of deferred compensation of $279,000, other non-cash charges of $44,000, a decrease of $432,000 in accounts receivable, a decrease of $41,000 in prepaid expenses, and an increase of $71,000 in accrued restructuring charge.  Cash used in operating activities for the six months ended June 30, 2001 was due to a net loss of $10.7 million and a decrease of $643,000 in accounts payable, offset, in part, by depreciation of $541,000, amortization of deferred compensation of $601,000, a decrease of $487,000 in accounts receivables, a decrease of $216,000 in prepaid expenses, an increase of $561,000 in accrued expenses, an increase of $93,000 in accrued severance pay, and an increase of $84,000 in deferred revenue.

Cash used in investing activities was $47,000 for the six months ended June 30, 2002 and $626,000 for the same period in 2001.  Cash used in investing activities for the six months ended March 31, 2002 was primarily for purchases of $59,000 in property and equipment, offset, in part, by a decrease of $12,000 in other assets.  Cash used in investing activities for the six months ended June 30, 2001 was primarily for purchases of $498,000 in property and equipment and an increase of $128,000 in other assets.

There was no cash used in financing activities for the six months ended June 30, 2002.  Cash used in financing activities for the six months ended June 30, 2001 consisted of $3.8 million for the repayment of long-term loans with a bank and $48,000 for the purchase of treasury shares.

In April 2001, our board of directors approved a stock repurchase program under which we may repurchase our ordinary shares for an aggregate consideration that shall not exceed $2.5 million.  Purchases may be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions.  Through June 30, 2002, we repurchased 134,000 of our ordinary shares at an aggregate cost of $100,000.

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2005.  As of June 30, 2002, the future total lease payments under these leases were as follows: $314,000 in 2002, $511,000 in 2003, $517,000 in 2004, and $166,000 in 2005.

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

Through June 30, 2002, we have used $24.9 million of the net proceeds from our initial public offering as follows:

•         $1.6 million for capital expenditures;

•         $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

•         $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

•         $100,000 for the repurchase of ordinary shares; and

•         $18.0 million for working capital.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.

Date: August 13, 2002
Brian E. LeClair
Vice President and Chief Financial Officer

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350,

AS ADOPTED PURSUANT TO

SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, each of the undersigned certifies that this periodic report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that information contained in this periodic report fairly presents, in all material respects, the financial condition and results of RadView Software Ltd.

Ilan Kinreich
President and Chief Executive Officer

Brian E. LeClair
Vice President and Chief Financial Officer