Form 10-Q
period 2002-09-30
RADVIEW SOFTWARE LTD
filed 2002-11-12
CIK 1114999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2002

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

                As of October 31, 2002, there were 16,462,968 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2002	December 31, 2001
ASSETS
Current Assets:
Cash and cash equivalents	$8,872	$13,182
Accounts receivable, net of reserves of $213 at September 30, 2002 and $209 at December 31, 2001	930	1,445
Prepaid expenses and other current assets	428	499
Total Current Assets	10,230	15,126

Property and Equipment, net	1,109	1,687
Other Assets	635	612

Total Assets	$11,974	$17,425

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$279	$413
Accrued expenses	2,060	2,351
Accrued restructuring charge, current portion	95	70
Deferred revenue	1,109	1,357
Total Current Liabilities	3,543	4,191

Long-term Liabilities:
Accrued restructuring charge, less current portion	123	161
Accrued severance	723	722
Total Long-Term Liabilities	846	883

Total Liabilities	4,389	5,074

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value — Authorized — 40,000,000 shares; Issued — 16,596,968 shares at September 30, 2002 and 16,532,868 shares at December 31, 2001	42	42
Additional paid-in capital	54,904	55,230
Deferred compensation	(669)	(1,387)
Accumulated deficit	(46,592)	(41,434)
Treasury shares, at cost — 134,000 shares	(100)	(100)
Total Shareholders’ Equity	7,585	12,351

Total Liabilities and Shareholders’ Equity	$11,974	$17,425

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Software licenses	$664	$1,045	$2,443	$4,519
Service	600	693	1,813	2,126
Total Revenues	1,264	1,738	4,256	6,645

Cost of Sales:
Software licenses	14	114	39	263
Service	155	282	474	964
Total Cost of Sales	169	396	513	1,227

Gross Profit	1,095	1,342	3,743	5,418

Operating Expenses:
Sales and marketing	1,255	3,298	4,071	12,249
Research and development	767	1,463	2,482	5,129
General and administrative	552	641	1,654	2,448
Stock-based compensation (1)	113	114	392	715
Nonrecurring expenses (Note 4)	—	1,188	465	1,425
Total Operating Expenses	2,687	6,704	9,064	21,966

Operating loss	(1,592)	(5,362)	(5,321)	(16,548)

Interest income	33	147	102	621
Other income (expense)	(17)	72	61	60

Net loss	$(1,576)	$(5,143)	$(5,158)	$(15,867)

Net loss per share:
Net loss per share — Basic and diluted	$(0.10)	$(0.32)	$(0.31)	$(0.97)

Weighted average shares outstanding — Basic and diluted	16,461	16,292	16,451	16,336

(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$41	$(12)	$129	$303
Research and development	47	77	155	247
General and administrative	25	49	108	165
Total stock-based compensation	$113	$114	$392	$715

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2002	2001
Cash Flows from Operating Activities:
Net loss	$(5,158)	$(15,867)
Adjustments to reconcile net loss to net cash used in operating activities —
Depreciation and amortization	675	825
Fixed asset impairment write-off (Note 4)	45	243
Amortization of deferred compensation	392	715
Accrued severance pay	1	109
Changes in operating assets and liabilities —
Accounts receivable	515	1,125
Prepaid expenses and other current assets	71	258
Accounts payable	(134)	(1,385)
Accrued expenses	(291)	497
Accrued restructuring charge	(13)	387
Deferred revenue	(248)	9
Net cash used in operating activities	(4,145)	(13,084)

Cash Flows from Investing Activities:
Purchases of property and equipment	(142)	(597)
Decrease (increase) in other assets	(23)	(129)
Net cash used in investing activities	(165)	(726)

Cash Flows from Financing Activities:
Payment of long-term loans	—	(3,814)
Purchase of treasury shares	—	(100)
Net cash used in financing activities	—	(3,914)

Decrease in cash and cash equivalents	(4,310)	(17,724)

Cash and cash equivalents, beginning of period	13,182	33,469
Cash and cash equivalents, end of period	$8,872	$15,745

Cash paid during period for interest	$18	$60

Supplemental disclosure of noncash financing and investing activities:
Reversal of deferred compensation due to option forfeitures	$326	$3,225

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

The Company has a history of incurring net losses and had an accumulated deficit of approximately $46.6 million at September 30, 2002.  The Company has funded these losses principally from proceeds from equity financing.  During the last 12 months, the Company restructured its business to significantly reduce total operating expenses through reductions in workforce and the termination of certain leases.  Management believes that existing cash and cash equivalents will be adequate to fund operations into 2004.

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

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.871 New Israeli Shekel (“NIS”) at September 30, 2002, U.S. $1.00 to NIS 4.416 at December 31, 2001, and U.S. $1.00 to NIS 4.355 at September 30, 2001.

(c)  Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2002, the condensed consolidated statements of operations for the three and nine months ended September 30, 2002 and 2001 and the condensed consolidated statements of cash flows for the nine months ended September 30, 2002, are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2002 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the consolidated financial statements and related notes included in the Company’s Form 10-K filed with the SEC on March 25, 2002.

(d)  Software Development Costs

The Company has evaluated the establishment of technological feasibility of its products in accordance with SFAS No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed.  The Company sells products in a market that is subject to rapid technological change, new product development and changing customer needs.  Accordingly, the Company has concluded that technological feasibility is not established until the development stage of the product is nearly complete.  The Company defines technological feasibility as the completion of a working model.  The time period during which costs could be capitalized from the point of reaching technological feasibility until the time of general product release is very short.  Consequently, the amounts that could be capitalized are not material to the Company’s financial position or results of operations.  Therefore, the Company has charged all such costs to research and development expense in the period incurred.

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

The calculation of diluted net loss per share excludes outstanding stock options because their inclusion would be antidilutive.  There were approximately 4,662,000 stock options outstanding at September 30, 2002 and approximately 3,610,000 stock options outstanding at September 30, 2001.

4.  Nonrecurring Expenses

Nonrecurring expenses consist of restructuring charges and other nonrecurring costs.  Nonrecurring expenses totaled $465,000 for the nine months ended September 30, 2002, and consisted of restructuring charges relating to employee severance costs, facility termination charges, fixed asset impairment, and vendor contract termination fees.  Employee severance costs resulted from the termination of 28 employees, of whom 15 were sales and marketing employees, 11 were research and development employees, and 2 were general and administrative employees.

The following is a reconciliation of the activity in the accrued restructuring charge for the nine months ended September 30, 2002.

Description	December 31, 2001	Provision	Payments and Write-offs	September 30, 2002
	(in thousands)
Employee severance costs	$—	$349	$(349)	$—
Facility termination charges	231	46	(76)	201
Fixed asset impairment	—	43	(43)	—
Vendor contract termination fees	—	27	(10)	17
	$231	$465	$(478)	$218

Amounts payable within one year have been classified as a current liability in the accompanying condensed consolidated balance sheets.

For the nine months ended September 30, 2001, nonrecurring expenses totaled $1.4 million and consisted of a $237,000 payment to a landlord incurred upon the termination of a facility lease agreement in March 2001, and a $1.2 million restructuring charge relating to costs of terminated employee severance, idle lease space, fixed asset impairments and other vendor termination fees.

5.  Disclosures About Segments of an Enterprise

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

The Company’s revenues by the geographic location of the customer are as follows:

	Three months ended September 30,		Nine months ended September 30,
	2002	2001	2002	2001
	(In thousands)
United States	$787	$1,191	$2,598	$4,693
Europe	251	223	587	995
Israel	168	90	538	401
Other	58	234	533	556
Total revenues	$1,264	$1,738	$4,256	$6,645

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

Through 1996, we received grants totaling $605,000 from the Office of the Chief Scientist of the Government of Israel, that were used primarily to fund a predecessor product.  We are obligated to pay royalties based on revenues derived from sales of products funded with these grants, up to 150% of certain grant amounts received.  We have accrued royalties totaling $614,000 at September 30, 2002.  In October 2002, the Office of Chief Scientist completed its examination of our technology and use of grant funding and concluded that our remaining royalty obligation is approximately $165,000.  We expect to reverse approximately $449,000 of accrued royalties, which will be recorded as a reduction in cost of product sales during the fourth quarter of 2002.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Software licenses	52.5%	60.5%	57.4%	68.0%
Service	47.5	39.5	42.6	32.0
Total revenues	100.0	100.0	100.0	100.0

Cost of Sales:
Software licenses	1.1	6.6	0.9	4.0
Service	12.3	16.2	11.1	14.5
Total cost of sales	13.4	22.8	12.0	18.5

Gross Profit	86.6	77.2	88.0	81.5

Operating Expenses:
Sales and marketing	99.3	189.7	95.7	184.3
Research and development	60.7	84.2	58.3	77.2
General and administrative	43.7	36.9	38.9	36.8
Stock-based compensation	8.9	6.5	9.2	10.8
Nonrecurring expenses	0.0	68.4	10.9	21.4
Total operating expenses	212.6	385.7	213.0	330.5

Operating loss	(126.0)	(308.5)	(125.0)	(249.0)

Interest income	2.6	8.5	2.4	9.3
Other income (expense)	(1.3)	4.1	1.4	0.9

Net loss	(124.7)%	(295.9)%	(121.2)%	(238.8)%

Three and Nine Months Ended September 30, 2002 and 2001

Revenues

Total Revenues. Total revenues were $1.3 million for the three months ended September 30, 2002 and $1.7 million for the same period in 2001, which represents a decrease of $474,000, or 27.3%.  Total revenues were $4.3 million for the nine months ended September 30, 2002 and $6.6 million for the same period in 2001, which represents a decrease of $2.4 million, or 36.0%.  Total revenues decreased due to declines in both software licenses revenues and service revenues.

Software Licenses.  Software license revenues for the three months ended September 30, 2002 decreased $381,000, or 36.5%, as compared to the same period in 2001.  Software license revenues were $664,000 for the three months ended September 30, 2002 and $1.0 million for the same period in 2001.  This decrease consisted of a decline in software license revenues of $231,000 from U.S. customers and $150,000 from international customers.

Software license revenues for the nine months ended September 30, 2002 decreased $2.1 million, or 45.9%, as compared to the same period in 2001.  Software license revenues were $2.4 million for the nine months ended September 30, 2002 and $4.5 million for the same period in 2001.  This decrease consisted of a decline in software license revenues of $1.6 million from U.S. customers and $456,000 from international customers.

The decreases in software license revenues for the three and nine months ended September 30, 2002 as compared to the same periods in 2001, resulted from lower unit volume sales attributable to weakness in the global economy and slower technology spending.

Services.  Service revenues for the three months ended September 30, 2002 decreased $93,000, or 13.4%, as compared to the same period in 2001.  Service revenues were $600,000 for the three months ended September 30, 2002 and $693,000 for the same period in 2001.  This decrease consisted of a decline in services revenues of $153,000 from U.S. customers, offset by a $60,000 increase of services revenues from international customers.

Service revenues for the nine months ended September 30, 2002 decreased $313,000, or 14.7%, as compared to the same period in 2001.  Service revenues were $1.8 million for the nine months ended September 30, 2002 and $2.1 million for the same period in 2001.  This decrease consisted of a decline in services revenues of $489,000 from U.S. customers, offset by a $176,000 increase of services revenues from international customers.

The decrease in U.S. service revenues resulted from the decline in maintenance services and training services that typically accompany software license orders.  The increase in international service revenues resulted from providing support and maintenance services to a larger installed customer base internationally.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses decreased from $114,000, or 10.9% of software license revenue, for the three months ended September 30, 2001 to $14,000, or 2.1% of software license revenue, for the same period in 2002.  Cost of software licenses decreased from $263,000, or 5.8% of software license revenue, for the nine months ended September 30, 2001 to $39,000, or 1.6% of software license revenue, for the same period in 2002.  These decreases were due to the discontinuance in 2001 of providing for estimated royalty obligations to the Office of Chief Scientist of the Government of Israel in 2001, as we had fully provided for our maximum liability.

In October 2002, the Office of Chief Scientist completed an examination of our royalty obligations and determined the actual outstanding royalty obligation to be $165,000.  As of September 30, 2002, we had accrued royalties totaling $614,000.  As a result, we expect to reverse $449,000 of our accrued royalties, which will be recorded as a reduction in cost of sales during the fourth quarter of 2002.

Cost of Services. Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services decreased from $282,000, or 40.7% of service revenue, for the three months ended September 30, 2001 to $155,000, or 25.8% of service revenue, for the same period in 2002.  Cost of services decreased from $964,000, or 45.3% of service revenue, for the nine months ended September 30, 2001 to $474,000, or 26.1% of service revenue, for the same period in 2002.  These decreases were due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in the latter half of 2001 and the first half of 2002.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses decreased from $3.3 million, or 189.7% of total revenues, for the three months ended September 30, 2001 to $1.3 million, or 99.3% of total revenues, for the same period in 2002.  Sales and marketing expenses decreased from $12.2 million, or 184.3% of total revenues, for the nine months ended September 30, 2001 to $4.1 million, or 95.7% of total revenues, for the same period in 2002.  These decreases were due primarily to a 61% reduction of headcount in sales and marketing personnel and approximately $700,000 in reductions in quarterly marketing program costs.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses decreased from $1.5 million, or 84.2% of total revenues, for the three months ended September 30, 2001, to $767,000, or 60.7% of total revenues, for the same period in 2002.  Research and development expenses decreased from $5.1 million, or 77.2% of total revenues, for the nine months ended September 30, 2001, to $2.5 million, or 58.3% of total revenues, for the same period in 2002.  These decreases were due to a 40% reduction in headcount of research and development personnel.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses decreased from $641,000, or 36.9% of total revenues, for the three months ended September 30, 2001 to $552,000, or 43.7% of total revenues, for the same period in 2002.  General and administrative expenses decreased from $2.4 million, or 36.8% of total revenues, for the nine months ended September 30, 2001 to $1.7 million, or 38.9% of total revenues, for the same period in 2002.  These decreases in absolute dollars were due to a 61% reduction of headcount in general and administrative personnel.

Stock-based Compensation. Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value and to all equity instruments issued to nonemployees.  For stock options granted to employees, the difference between the exercise price and the estimated fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options.  For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option.  Stock-based compensation expense was $113,000 for the three months ended September 30, 2002 compared to $114,000 for the same period in 2001.  Stock-based compensation expense was $392,000 for the nine months ended September 30, 2002 compared to $715,000 for the same period in 2001.  These decreases resulted from the forfeiture of employee stock options for terminated employees for whom stock-based compensation was originally recorded.

Deferred compensation on the unvested options is included as a component of shareholders’ equity and amortized to stock-based compensation expense over the vesting period of the underlying options.  Deferred stock-based compensation totaled $669,000 at September 30, 2002, and will result in additional charges to operations through May 2004.

Nonrecurring Expenses.  Nonrecurring expenses totaled $465,000 for the nine months ended September 30, 2002 and consisted of restructuring charges, all of which was recorded during the first half of 2002.  The Company incurred these charges as a result of the implementation of additional restructuring plans in an effort to lower operating costs. The restructuring plans and related charges recorded in the first half of 2002 consisted of severance costs for terminated employees of $350,000, lease termination costs of $93,000, fixed asset impairment and other costs of $22,000.  A total of 28 employees were terminated, or approximately 31% of the then current workforce, of whom 15 employees were from sales and marketing, 11 employees were from research and development, and two employees were from general and administrative.

Nonrecurring expenses totaled $1.4 million for the nine months ended September 30, 2001 and consisted of a payment of $237,000 to a landlord incurred upon the termination of a facility lease agreement in March 2001 and a restructuring charge of $1.2 million.  The restructuring charges in 2001 arose from cost reduction actions in July and October 2001, including the termination of an aggregate of approximately 40% of our workforce and the termination of certain sales facilities leases.

Interest Income, Net. Interest income, net consists principally of interest expense incurred in connection with long-term loans, offset by interest earned on cash investments.  Interest income, net was $33,000 for the three months ended September 30, 2002 compared to $147,000 for the same period in 2001.  Interest income, net was $102,000 for the nine months ended September 30, 2002 compared to $621,000 for the same period in 2001.  The decreases in interest income resulted from lower invested cash balances and lower interest rates in 2002 as compared to 2001.

Other Income (Expense), Net. Other income (expense), net consists principally of currency translation gains and losses.  There was other expense of $17,000 for the three months ended September 30, 2002 compared to other income of $72,000 for the same period in 2001.  There was other income of $61,000 for the nine months ended September 30, 2002 compared to other income of $60,000 for the same period in 2001.  These changes were due to exchange rate fluctuations.

Income Taxes.  The Company has estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $16.2 million through September 30, 2002 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income.  There will be no tax benefit available from these losses and no deferred income taxes have been included in the Company’s financial statements.

The Company’s U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $23.4 million through September 30, 2002.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2022.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $8.9 million as of September 30, 2002 compared to $13.2 million as of December 31, 2001.

Cash used in operating activities was $4.1 million for the nine months ended September 30, 2002 and $13.1 million for the same period in 2001.  Cash used in operating activities for the nine months ended September 30, 2002 was due to a net loss of $5.2 million, a decrease of $134,000 in accounts payable, a decrease of $291,000 in accrued expenses, a decrease of $13,000 in accrued restructuring charge, and a decrease of $248,000 in deferred revenue, offset, in part, by depreciation of $675,000, amortization of deferred compensation of $392,000, fixed asset impairment write-offs of $45,000, other non-cash charges of $393,000, a decrease of $515,000 in accounts receivable and a decrease of $71,000 in prepaid expenses.  Cash used for the first nine months of 2001 was due to the net loss of $15.9 million and a decrease of $1.4 million in accounts payable, offset, in part, by depreciation and amortization of $825,000, fixed asset impairment write-offs of $243,000, other noncash charges of $824,000, a decrease of $1.1 million in accounts receivable, a decrease of $258,000 in prepaid expenses, an increase of $497,000 in accrued expenses, an increase of $387,000 in accrued restructuring charge, and an increase of $9,000 in deferred revenue.

Cash used in investing activities was $165,000 for the nine months ended September 30, 2002 and $726,000 for the same period in 2001.  Cash used in investing activities for the nine months ended September 30, 2002 was primarily for purchases of $142,000 in property and equipment and an increase of $23,000 in other assets.  Cash used in investing activities for the nine months ended September 30, 2001 was primarily for purchases of $597,000 in property and equipment and an increase of $129,000 in other assets.

There was no cash used in financing activities for the nine months ended September 30, 2002.  Cash used in financing activities for the nine months ended September 30, 2001 consisted of $3.8 million for the repayment of long-term loans with a bank and $100,000 for the purchase of treasury shares.

In April 2001, our board of directors approved a stock repurchase program under which we may repurchase our ordinary shares for an aggregate consideration that shall not exceed $2.5 million.  Purchases may be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions.  Through September 30, 2002, we repurchased 134,000 of our ordinary shares at an aggregate cost of $100,000.

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2005.  As of September 30, 2002, the future total lease payments under these leases were as follows: $157,000 in 2002, $511,000 in 2003, $517,000 in 2004, and $166,000 in 2005.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), an evaluation of the effectiveness of the Company’s disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls

There were no significant changes in the company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

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

Through September 30, 2002, we have used $26.4 million of the net proceeds from our initial public offering as follows:

•                    $1.8 million for capital expenditures;

•                    $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

•                    $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

•                    $100,000 for the repurchase of ordinary shares; and

•                    $19.3 million for working capital.

Item 4.  Submission of Matters to a Vote of Security Holders.

(a)                                  The Company held an Extraordinary Meeting of Shareholders on November 6, 2002.

(c)                                  At the Extraordinary Meeting of Shareholders, Mr. David Assia was elected to the Company’s Board of Directors, to serve as an External Director, with 12,050,510 voted in favor and 12,464 votes withheld.

In addition to the election of the director, the Shareholders voted on a proposal to ratify and approve the compensation arrangements for members of the Board of Directors.  The proposal was approved with 11,201,256 shares voted in favor, 46,789 shares voted against, and 814,929 abstentions.

Item 6.  Exhibits and Reports on Form 8-K

(a)  Exhibit Index

10.1*               Employee Share Purchase Plan

99.1*                                            Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed in the three-month period ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.

Date: November 12, 2002
Brian E. LeClair
Vice President and Chief Financial Officer

CERTIFICATIONS

Ilan Kinreich, President and Chief Executive Officer

I, Ilan Kinreich, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of RadView Software Ltd.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)           any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
Ilan Kinreich
President and Chief Executive Officer

Brian E. LeClair, Vice President and Chief Financial Officer

I, Brian E. LeClair, certify that:

1.             I have reviewed this quarterly report on Form 10-Q of RadView Software Ltd.;

2.             Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.             The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)            designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)           evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)            presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)            all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.             The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002
Brian E. LeClair
Vice President and Chief Financial Officer