Form 10-K
period 2002-12-31
RADVIEW SOFTWARE LTD
filed 2003-03-26
CIK 1114999

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2002

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

Ordinary Shares, NIS 0.01 par value

(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq SmallCap Market, of voting shares held by non-affiliates at June 30, 2002: $1,900,807 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant's Ordinary Shares). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of February 28, 2003, there were 16,471,177 shares of the registrant's Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are "dormant" shares for purposes of Israeli law.

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

  •
  WebFT: offers accurate, reliable and highly effective functional testing under real-world conditions across multiple applications and databases, isolating defects and problems that could impact the integrity of web applications.

        Over 1,350 customers worldwide, including Fortune 1000 Companies such as Anheuser-Busch, American Express, Bank of America, British Telecom, Dell Computer, Fidelity Investments, Hewlett- Packard, IBM, Lucent Technologies, Microsoft, Mitsubishi, SAP, Toyota, Sun Microsystems, and Vanguard have purchased our products.

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

Importance of Web Application Integrity and Performance

        Due to their increasing use of the Internet, companies have come to rely on the integrity and performance of their web applications. If a company's web applications operate erroneously, perform poorly, or fail entirely, the resulting financial and business costs can be substantial, including lost revenues, customer defections, business interruptions and damage to its reputation. For example, if a company's web applications fail to deliver high levels of service to its customers, the company may lose customers and revenue opportunities. Similarly, if a manufacturer's web applications provide inaccurate information and perform poorly, the manufacturer could experience bottlenecks in its supply chain and decreased production rates. In order to successfully compete companies must rapidly deploy web applications and assure the quality and performance of these applications.

        The performance of web applications includes the following key elements:

  •
  Integrity: must operate as designed with full functionality accurately intact;

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

Our Market Opportunity

        As companies move various aspects of their businesses to the web, they are placing greater reliance on their web applications and are increasingly exposed to the risks associated with web application failures. According to IDC, a leading industry research firm, the market is expected to grow at a 25% annual growth rate through 2006, to approximately $2.0 billion.

        To date, companies have typically used conventional testing software to separately and sequentially test the functionality, scalability, efficiency and reliability of web applications. In addition, this type of software is generally used just prior to deployment. Application errors identified late in the development cycle are often difficult to fix and result in extended development cycles, delayed deployment, higher costs and lost business opportunities.

        Website deployments dominate the application development market. The largest opportunities in the marketplace are with established corporations that follow formal information technology budgeting and planning procedures. We believe that these companies will continue to invest in electronic commerce systems. The majority of the investments will be focused on systems with an emphasis on return on investment within the following segments: customer relationship management; business-to-business supply chain systems; web services; on-line retailers; and internal applications.

        We believe that the expanded use of websites and the increased reliance on web applications create a significant market opportunity for solutions that assure the integrity, scalability, efficiency and reliability of web applications and facilitate their rapid deployment. In our view, this opportunity is best addressed by solutions that:

  •
  efficiently and accurately simulate Internet operating conditions;

  •
  offer integrated and comprehensive performance assessment capabilities;

  •
  allow performance assessment and error detection early in development process;

  •
  provide detailed performance analyses to assist companies in better identifying and quickly resolving performance bottlenecks and other problems; and

  •
  enable collaboration among all parties involved in the development and deployment of web applications.

Our Solution

        We are a leading provider of software that enables companies to assure the integrity and performance of business-critical web applications. We address the functionality and performance requirements of web applications throughout their lifecycle, from initial design through development, deployment and ongoing modifications and upgrades. In meeting these requirements, companies are able to mitigate the financial and business costs that can result from unsuccessful deployment and failures of their web applications. Companies that test their web applications using our solutions benefit from earlier detection of potentially costly problems such as performance bottlenecks, scalability issues, and functionality limitations. This results in significantly reduced costs and increased speed to market associated with launching web applications.

Our Strategy

        Our objective is to be the best-of-breed provider of software solutions that enable companies to successfully implement their web-based business strategies by assuring the performance of their business-critical web applications. Key elements of our strategy are:

Achieve Positive Operating Cash Flow

        To date, we have incurred losses from operations as a result of significant product development efforts, expansion of our direct sales force, implementation of marketing programs, and building the infrastructure to support a publicly held company, all in anticipation of increased revenues. With the global decline in information technology spending since 2001, we restructured our operating costs to more closely align with our planned revenues. With our revenue forecasts and our current level of operating spending, we will attempt to achieve positive cash flow from operations within the next 12 months.

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

Develop and Expand Strategic Relationships

        We believe that strategic relationships with industry leaders enable us to accelerate our market penetration and visibility, and maintain our technology leadership. We collaborate with Dell Computer, Hewlett Packard, Intel, IBM, and Sun Microsystems, as well as other Internet software and service providers. These relationships help to ensure that our software is optimized for use with their product offerings and allows us to promote market awareness of our products. We plan to continue to develop strategic technology and marketing relationships with leading providers of web-related software.

        Additionally, we will continue to capitalize on outsourcing trends by leveraging relationships with testing service providers and technology labs. Increasingly, many companies are outsourcing the development, testing and hosting of their web applications to third parties. We believe that web integration, testing and hosting service providers represent a significant market opportunity for our software. We intend to pursue partnerships with web integration, testing and hosting service providers.

Leverage Our Installed Customer Base

        To date, we have licensed our software to over 1,350 companies worldwide, including Fortune 1000 companies, such as American Express, Dell Computer, Deutsche Bank, Fidelity Investments, Shell and Toyota. Our customers can leverage their initial investment in our technology and pursue additional web-related strategies and increase the capabilities of their web applications to accommodate increasing numbers of users. In addition, as we introduce new products that complement our existing products, we believe there is a significant opportunity to increase our revenues through our installed customer base.

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

        Key features of our software include:

        Comprehensive Performance Software.    Our software provides an integrated solution to simultaneously verify the integrity, scalability, efficiency and reliability of web applications. In addition, our software can assure a web application's overall performance, the performance of an application's specific components and determine critical thresholds where performance starts to deteriorate.

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

        Ease of Use.    All of our performance and quality assessments are generated using JavaScript, the computer language most commonly used by web application developers. This avoids the learning curve and costs associated with other products that utilize proprietary scripting languages.

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

        WebLOAD can run simultaneously multiple different scripts that reflect different user interactions with the underlying application. These differences may be task based (for example, a retail application might mix browsers with purchasers), or based on other user characteristics, such as their connection speed, the browser they are using, or their Secure Socket Layer, or SSL, which is an encryption configuration.

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

Customers

        To date, we have licensed our software to over 1,350 customers worldwide. Our customers include Fortune 1000 companies and other companies across a broad range of industries, including financial services, technology, retail, manufacturing, telecommunication, health care and education.

Sales and Marketing

        Sales.    We sell our products principally through a direct sales force. Our direct sales force consists of sales personnel and sales engineers located at our corporate headquarters in Burlington, Massachusetts, as well as offices throughout the United States, Israel, Germany and the United Kingdom. In addition, we have indirect channel partners, principally consisting of web system integrators and web hosting companies, and international distributors in Europe, Israel and Asia.

        Marketing.    We engage in a variety of product marketing activities and provide product information through our website. We offer free trials of our WebLOAD and WebFT software that can be downloaded from our website. Our marketing programs are aimed at informing customers of the benefits of our software, increasing the market awareness of our products and generating demand for our products. Our marketing strategy includes public relations initiatives, focused lead generation activities, participating in trade shows and conferences, web seminars, promoting special events and cultivating relationships with key technology analysts about the competencies and benefits of our products.

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

Research and Development

        Our research and development efforts are focused on enhancing our core technology and developing additional functionality and capabilities for our products. We conduct our research and development principally from our facility in Israel. Our software development approach consists of a methodology that provides guidelines for planning, controlling and implementing projects. This approach uses a cross-functional, team-based development and release process. Our development group works closely with our sales and marketing groups, who provide customer and market requirements, and senior management who provide strategic input, to assist in defining product direction and to ensure that the right products are brought to market. Members of our research and development group have extensive experience working with web technologies and software testing solutions. We believe that our future performance will depend in large part on our ability to enhance our current product line, develop new products and maintain our leadership role in providing innovative solutions for verifying the performance and scalability of web applications.

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

Proprietary Rights

        Our success and ability to compete depend upon our proprietary technology. In addition, we rely on patent, copyright, trade secret and trademark law to protect our proprietary information. We also typically enter into an agreement with each of our employees, consultants and customers to control their access to and distribution of our software, documentation and other proprietary information. Nevertheless, a third party could copy or otherwise obtain our software or other proprietary information without our authorization, or could develop software competitive to ours. Our means of protecting our proprietary rights may not be adequate and our competitors may independently develop similar technology or duplicate our products or our other intellectual property. In addition, the laws of some foreign countries do not protect our proprietary rights to as great an extent as do the laws of the United States. We expect that it will become more difficult for us to monitor the use of our products if we increase our international presence.

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

Employees

        As of December 31, 2002, we had 71 employees worldwide, of whom 32 were employed in research and development, 21 in sales and marketing, 10 in management and administration and 8 in technical support. Of our employees, 24 are based in the United States, 42 are based in Israel and 5 are based in Europe. None of our employees is represented by a labor union and we consider our relations with employees to be good.

        Although our Israeli employees are not party to any collective bargaining agreement, all of our Israeli employees are subject to Israeli labor laws and certain provisions of collective bargaining agreements among the Government of Israel, the General Federation of Labor in Israel and one or more employer's associations. These provisions and laws concern the length of the workday, minimum daily wages for workers, procedures for dismissing employees, determination of severance pay, adjustments of wages to increases in the Israeli consumer price index, and other conditions of employment.

Item 2.    PROPERTIES

        We do not own any real property. We lease an 11,228 square foot facility in Burlington, Massachusetts for our corporate headquarters under a lease that expires in December 2004. In addition, we lease 10,136 square feet in Tel Aviv, Israel for our principal research and development and international sales operations under a lease that expires in 2005. We also lease space for our sales operations in the United Kingdom, Germany and Sweden.

Item 3.    LEGAL PROCEEDINGS

        To our knowledge we are not involved in any legal proceedings that are material to our business or financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        For information concerning our Extraordinary Meeting of Shareholders held on November 6, 2002, reference is made to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Ordinary Shares

        Our Ordinary Shares traded on the Nasdaq National Market from August 10, 2000 until September 24, 2001, under the symbol RDVW. Since September 25, 2001, our Ordinary Shares have traded on the Nasdaq SmallCap Market under the same symbol RDVW. The high and low sales prices for our Ordinary Shares for the quarterly periods from August 10, 2000 through February 28, 2003 were as follows:

	Low Sales Price	High Sales Price
Fiscal 2000:
Period from August 10, 2000 to September 30, 2000	$6.25	$9.13
Quarter ended December 31, 2000	$2.13	$7.00
Fiscal 2001:
Quarter ended March 31, 2001	$0.69	$2.63
Quarter ended June 30, 2001	$0.40	$1.23
Quarter ended September 30, 2001	$0.32	$0.89
Quarter ended December 31, 2001	$0.20	$0.51
Fiscal 2002:
Quarter ended March 31, 2002	$0.31	$0.64
Quarter ended June 30, 2002	$0.20	$0.40
Quarter ended September 30, 2002	$0.19	$0.45
Quarter ended December 31, 2002	$0.11	$0.45
Fiscal 2003:
Quarter ended March 31, 2003 (through February 28, 2003)	$0.12	$0.22

Holders of Record

        As of February 28, 2003, there were approximately 140 holders of record and, we believe, approximately 1,700 beneficial owners, of our Ordinary Shares.

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

        Through December 31, 2002, we have used $27.7 million of the net proceeds from our initial public offering as follows:

  •
  $1.8 million for capital expenditures;

  •
  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

  •
  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

  •
  $100,000 for the repurchase of ordinary shares; and

  •
  $20.6 million for working capital.

Item 6.    SELECTED FINANCIAL DATA

        The following is our historical selected consolidated financial data and is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected consolidated financial data set forth below as of December 31, 2001 and 2002 and for each of the years ended December 31, 2000, 2001 and 2002 are derived from our audited financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1998, 1999, and 2000 and for the years ended December 31, 1998 and 1999 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Software licenses	$914	$4,701	$8,994	$5,829	$3,389
Service	52	409	1,796	2,817	2,379

Total revenues	966	5,110	10,790	8,646	5,768

Cost of revenues:
Software licenses	59	340	572	271	63
Nonrecurring royalty reversal	—	—	—	—	(448)
Service	22	67	478	1,169	631

Total cost of revenues	81	407	1,050	1,440	246

Gross profit	885	4,703	9,740	7,206	5,522

Operating expenses:
Sales and marketing	1,425	3,973	11,599	13,898	5,255
Research and development	1,408	1,705	5,223	6,046	3,316
General and administrative	483	1,192	3,068	2,857	2,223
Stock-based compensation	149	234	1,418	878	509
Nonrecurring charges	—	—	—	1,671	929

Total operating expenses	3,465	7,104	21,308	25,350	12,232

Loss from operations	(2,580)	(2,401)	(11,568)	(18,144)	(6,710)

Other income (expense):
Interest income (expense), net	(202)	(305)	565	693	127
Other income (expense), net	67	(35)	18	20	34

Net loss	(2,715)	(2,741)	(10,985)	(17,431)	(6,549)

Dividend to certain preferred shareholders	—	—	2,585	—	—

Net loss attributable to ordinary shareholders	$(2,715)	$(2,741)	$(13,570)	$(17,431)	$(6,549)

Basic and diluted net loss attributable to ordinary shareholders	$(1.04)	$(0.80)	$(1.51)	$(1.07)	$(0.40)

Weighted average number of shares used in computing basic and diluted net loss attributable to ordinary shareholders	2,599	3,414	8,968	16,346	16,455

	As of December 31,
	1998	1999	2000	2001	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$1,442	$8,165	$33,469	$13,182	$7,566
Working capital (deficit)	484	7,002	26,591	10,935	5,915
Total assets	2,384	10,850	39,713	17,425	10,607
Long-term debt, less current portion	3,198	3,562	—	—	—
Related party loan, less current portion	1,351	1,332	—	—	—
Total shareholders' equity (deficit)	(3,726)	2,851	29,004	12,351	6,311

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

Overview

        We develop, market and support software that enables companies to assure the scalability, efficiency and reliability of web applications. In 1997, we introduced our first web-testing product, WebLOAD, which was initially focused on assessing the scalability of web applications. Since then, we have enhanced the functionality of WebLOAD to provide an integrated solution to assess the performance and accelerate the deployment of web applications. In February 2000, we introduced WebRM, which is designed to facilitate the systematic verification of web application quality throughout the application development lifecycle and to accelerate the deployment of high performance web applications. In August 2001, we introduced WebFT, a testing tool for verification of the functionality of web applications.

        Our revenues were $10.8 million in 2000, $8.6 million in 2001 and $5.8 million in 2002. Our revenues are primarily derived from the license of our WebLOAD and WebRM software products, and to a lesser extent, from our WebFT software product. We also derive revenues from related services including customer support, maintenance and training.

        We license our software primarily through a direct sales force and, to a lesser extent, through indirect channels. To date, we have licensed our software to customers in North America, Europe, Asia-Pacific, and the Middle East. Revenues derived from North America as a percent of total revenues were 82.7% in 2000, 70.2% in 2001 and 61.4% in 2002. While we expect to continue to derive the majority of our revenues from North America, we intend to derive an increasing percentage of our revenues from Europe and Asia-Pacific. Substantially all of our sales are denominated in U.S. dollars.

        Our net loss was $11.0 million in 2000, $17.4 million in 2001 and $6.5 million in 2002. These net losses resulted primarily from the expansion of our operations through 2001 and the significant costs incurred in the development of our software.

        In January 2002, we restructured our business through the termination of 27% of the then current workforce. As a result of the restructuring, we recorded a restructuring charge of $334,000 in the first quarter of 2002 consisting of employee severance costs, idle lease facilities costs and fixed asset impairment costs. During the second quarter of 2002, we recorded additional restructuring costs of $131,000 consisting of employee severance cost. During the fourth quarter of 2002, we recorded additional restructuring costs of $464,000 consisting of idle-lease space costs. We had previously taken cost reduction actions in July and October 2001, including the termination of an aggregate of approximately 40% of our workforce and the termination of certain sales facilities leases.

Significant Accounting Policies

General

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. To fully understand and evaluate our reported financial results, we believe it is important to understand our policies for revenue recognition, software development costs and stock options.

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

Software Development Costs

        We account for software development costs in accordance with Statement of Financial Accounting Standards, or SFAS, No. 86, Accounting for the Costs of Computer Software to Be Sold, Leased or Otherwise Marketed. Software development costs incurred from the point of reaching technological feasibility until the time of general product release should be capitalized. We define technological feasibility as the completion of a working model. Because we sell our products in a market that is subject to rapid technological change, new product development and changing customer needs, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. For us, the period in which we can capitalize software development costs is very short, so the amounts that could be capitalized are not material to our financial statements. Therefore, we have charged all such costs to research and development expense in the period incurred.

Stock Options

        We account for stock options issued to employees under the intrinsic method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under this approach we do not record any expense unless the exercise price is greater than the fair market price of our ordinary shares on the date of grant. We have provided disclosures of impact to our reported net loss and earnings per share if we had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Results of Operations

        The following table sets forth the consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2000	2001	2002
Revenues:
Software licenses	83.4%	67.4%	58.8%
Service	16.6%	32.6%	41.2%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Software licenses	5.3%	3.1%	1.1%
Nonrecurring royalty reversal	0.0%	0.0%	(7.8)%
Service	4.4%	13.6%	11.0%

Total cost of revenues	9.7%	16.7%	4.3%

Gross profit	90.3%	83.3%	95.7%

Operating expenses:
Sales and marketing	107.5%	160.8%	91.1%
Research and development	48.4%	69.9%	57.5%
General and administrative	28.4%	33.0%	38.6%
Stock-based compensation	13.2%	10.2%	8.8%
Nonrecurring charges	0.0%	19.3%	16.1%

Total operating expenses	197.5%	293.2%	212.1%

Loss from operations	(107.2)%	(209.9)%	(116.4)%

Other income:
Interest income, net	5.2%	8.0%	2.3%
Other income, net	0.2%	0.3%	0.6%

Net loss	(101.8)%	(201.6)%	(113.5)%

Years Ended December 31, 2001 and 2002

Revenues

        Total Revenues.    Total revenues decreased $2.9 million, or 33.3%, from $8.6 million in 2001 to $5.8 million in 2002. Total revenues decreased due to a $2.5 million decrease in total revenues from customers in the U.S. and a $355,000 decrease in total revenues from international customers. Total revenues from U.S. customers decreased from $6.1 million in 2001 to $3.6 million in 2002 due to lower unit volume sales of software licenses experienced primarily in the second half of 2001 and continuing throughout 2002 and a reduction in related service revenues. Total revenues from international customers decreased from $2.6 million in 2001 to $2.2 million in 2002 due to lower unit volume sales of software licenses, offset, in part, by an increase in service revenues.

        Software Licenses.    Software license revenues decreased $2.4 million, or 41.9%, from $5.8 million in 2001 to $3.4 million in 2002. Total software license revenues from U.S. customers decreased from $3.8 million in 2001 to $1.9 million in 2002 due to lower unit volume sales arising primarily in the second half of 2001 and continuing throughout 2002 attributable to weakness in the U.S. economy and slower technology spending. Total revenues from international customers decreased from $2.0 million in 2001 to $1.5 million in 2002 due to lower unit volume sales due to slower technology spending throughout Europe.

        Services.    Services revenues consist primarily of revenue from annual support and maintenance contracts, and to a lesser extent, training and consulting services. Service revenues decreased $438,000, or 15.5%, from $2.8 million in 2001 to $2.4 million in 2002. The decrease was due to a decline of $608,000 of service revenues in the U.S., offset, in part, by an increase of $170,000 in services revenues from international customers. Service revenues from U.S. customers decreased from $2.3 million in 2001 to $1.7 million in 2002 due to a slow-down in product revenues, from which services revenues are derived. Service revenues from international customers increased from $549,000 in 2001 to $719,000 in 2002 due to a larger installed customer base internationally.

Cost of Revenues

        Cost of Software Licenses.    Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses was $271,000 in 2001, or 4.6% of software license revenue, compared to $63,000 in 2002, or 1.9% of software license revenue. The decrease was due to the absence in 2002 of royalty costs to the Government of Israel, through the Office of Chief Scientist, as we had fully provided for our maximum liability for these royalties in 2001.

        Nonrecurring Royalty Reversal.    The nonrecurring royalty reversal relates to a change in estimate of our royalty obligations to the Government of Israel, through the Office of Chief Scientist. Through 1996, we received grants totaling $605,000 from the Office of the Chief Scientist that were used to fund a predecessor product. We were obligated to pay royalties based on revenues derived from sales of products funded with these grants, up to 150% of certain grant amounts received. In October 2002, the Office of Chief Scientist completed its examination of our technology and our use of grant funds and concluded that our remaining royalty obligation was $166,000. As a result, we reversed $448,000 of accrued royalties, which has been reflected as a reduction in cost of product sales during the fourth quarter of 2002.

        Cost of Services.    Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services was $1.2 million in 2001, or 41.5% of service revenues, compared to $631,000 in 2002, or 26.5% of service revenue. This decrease was due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in the second half of 2001 and the first half of 2002.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing costs such as advertising and product promotion. Sales and marketing expenses were $13.9 million in 2001, or 160.7% of total revenues, compared to $5.3 million in 2002, or 91.1% of total revenues. This decrease was due primarily to a 65% reduction of headcount in sales and marketing personnel and approximately $1.8 million in reductions in discretionary marketing program costs. We expect that sales and marketing expenses in 2003 will remain relatively constant compared to 2002.

        Research and Development.    Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products. Research and development expenses were $6.0 million in 2001, or 69.9% of total revenues, compared to $3.3 million in 2002, or 57.5% of total revenues. This decrease was due primarily to a 38% reduction of headcount in research and development personnel. We expect that research and development expenses in 2003 will remain relatively constant compared to 2002.

        General and Administrative.    General and administrative expenses consist principally of executive, finance and administrative salaries and related expenses. General and administrative expenses were

$2.9 million in 2001, or 33.0% of total revenues, compared to $2.2 million in 2002, or 38.5% of total revenues. The decrease in absolute dollars was due to a 58% reduction of headcount in general and administrative personnel. We expect that general and administrative expenses in 2003 will remain relatively constant compared to 2002.

        Stock-based Compensation.    Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value and to all equity instruments issued to nonemployees. For stock options granted to employees, the difference between the exercise price and the estimated fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options. For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option. Stock-based compensation expense was $878,000 in 2001 compared to $509,000 in 2002. The decrease resulted from the cancellation of employee stock options for terminated employees for whom stock-based compensation was originally recorded.

        Deferred compensation on the unvested options is included as a component of shareholders' equity and amortized to stock-based compensation expense over the vesting period of the underlying options. Deferred stock-based compensation totaled $536,000 at December 31, 2002, and will result in additional charges to operations through May 2004.

        Nonrecurring Expenses.    Nonrecurring expenses consist of restructuring charges and other nonrecurring costs. Nonrecurring expenses were $1.7 million in 2001 and $929,000 in 2002. Nonrecurring expenses in 2001 consisted of restructuring charges of $1.4 million and a payment of $237,000 for the termination of a facility lease agreement in March 2001.

        The restructuring charges recorded in 2001 totaled $1.4 million and were incurred in July 2001 and October 2001, when we implemented two separate restructuring plans to lower operating costs. The restructuring plans and related charges recorded in 2001 consisted of severance costs for terminated employees of $634,000, idle lease space costs of $339,000, fixed asset impairment costs of $369,000 and vendor contract termination fees of $91,000. A total of 62 employees were terminated, or approximately 40% of the workforce, of whom 37 employees were from sales and marketing, 12 employees were from research and development, and 13 employees were from general and administrative.

        The restructuring charges recorded in 2002 were incurred as a result of the implementation of additional restructuring plans in an effort to further lower operating costs. The restructuring charges totaled $929,000 and consisted of severance costs for terminated employees of $349,000, idle-lease costs of $474,000, fixed asset impairment costs of $96,000 and other costs of $10,000. A total of 28 employees were terminated, or approximately 31% of the then current workforce, of whom 15 employees were from sales and marketing, 11 employees were from research and development, and two employees were from general and administrative. Restructuring charges accrued but not paid as of December 31, 2002 totaled $612,000, and consist of estimated idle lease costs. Amounts payable within one year have been classified as a current liability.

        Interest Income, Net.    Interest income, net consists principally of interest earned on cash investments offset, in part, by interest expense incurred in connection with long-term debt. Interest income, net was $693,000 in 2001 compared to $127,000 in 2002. The decrease resulted from lower invested cash balances and lower interest rates in 2002 as compared to 2001.

        Other Income, Net.    Other income, net consists principally of currency translation gains and losses. Other income, net was $20,000 in 2001 and $34,000 in 2002. The increase resulted from exchange rate fluctuations.

        Income Taxes.    We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $14.0 million through December 31, 2002 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income. There will be no tax benefit available from these losses and no deferred income taxes have been included in our financial statements.

        Our U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $26.2 million through December 31, 2002. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2022. We have recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

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

Liquidity and Capital Resources

        Cash and cash equivalents totaled $13.2 million as of December 31, 2001 and $7.6 million as of December 31, 2002.

        Cash used in operating activities was $6.3 million in 2000, $15.7 million in 2001 and $5.4 million in 2002. Cash used in operating activities in 2000 was due to a net loss of $11.0 million, an increase of $1.2 million in accounts receivable and an increase of $406,000 in prepaid expenses, offset, in part, by depreciation of $668,000, amortization of deferred compensation of $1.4 million, other non-cash charges of $475,000, an increase of $2.7 million in accounts payable and accrued liabilities and an increase of $1.0 million in deferred revenue. Cash used in operating activities in 2001 was due to a net loss of $17.4 million, a decrease of $2.0 million in accounts payable and accrued expenses and a decrease of $102,000 in deferred revenue, offset, in part, by depreciation of $1.1 million, $369,000 of asset impairment write-offs, amortization of deferred compensation of $878,000, other non-cash charges of $92,000, a decrease of $1.0 million in accounts receivable, a decrease of $229,000 in prepaid expenses, and an increase of $231,000 in accrued restructuring charges. Cash used in operating activities in 2002 was due to a net loss of $6.5 million, an increase of $7,000 in prepaid expenses, a decrease of $903,000 in accounts payable and accrued expenses and a decrease of $306,000 in deferred revenue, offset, in part, by depreciation of $875,000, amortization of deferred compensation of $509,000, fixed asset impairment write-off of $96,000, other non-cash charges of $51,000, a decrease of $419,000 in accounts receivable, and an increase of $381,000 in accrued restructuring charge.

        Cash used in investing activities was $2.1 million in 2000, $677,000 in 2001 and $182,000 in 2002. Cash used in investing activities in 2000 was for the purchase of $2.4 million in property and equipment and an increase of $241,000 in other assets, offset, in part, by $513,000 in proceeds from the sale of short-term investments. Cash used in investing activities in 2001 was for the purchase of $605,000 in property and equipment and an increase of $72,000 in other assets. Cash used in investing activities in 2002 was for the purchase of $111,000 in property and equipment and an increase of $71,000 in other assets.

        Cash provided by financing activities was $34.2 million in 2000. Cash used in financing activities was $3.9 million in 2001. There was no cash activity from financing activities in 2002. Cash provided by financing activities in 2000 consisted of $35.3 million in net proceeds from the initial public offering and $406,000 from the issuance of ordinary and preferred shares prior to the completion of the initial public offering, offset, in part, by $1.4 million used for the repayment of principal on the related party loans. Cash used in financing activities in 2001 consisted of $3.8 million for the repayment of long-term loans with a bank and $100,000 for the purchase of our ordinary shares.

        In April 2001, our board of directors approved a stock repurchase program under which we may repurchase our ordinary shares for an aggregate consideration that shall not exceed $2.5 million. Purchases may be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions. Through December 31, 2002, we repurchased 134,000 of our ordinary shares at an aggregate cost of $100,000.

        We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2005. As of December 31, 2002, the future total lease payments under these leases are as follows: $588,000 in 2003, $536,000 in 2004, and $129,000 in 2005.

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

Impact of Inflation and Currency Fluctuations

        A large portion of our revenues is received, and a large portion of our expenses is incurred, in U.S. dollars. Revenues denominated in U.S. dollars as a percent of total revenues were 82.7% in 2000, 92.9% in 2001 and 89.9% in 2002. Expenses denominated in U.S. dollars as a percent of total expenses were 69.0% in 2000, 70.4% in 2001, and 75.8% in 2002.

        A portion of our expenses, mainly salary and personnel costs related to our employees in Israel, is incurred in New Israeli Shekels, or NIS. The salaries of our Israel-based employees are partially linked to increases in the Israeli consumer price index. As a result, the U.S. dollar cost of our Israeli operations is influenced by inflation in Israel as well as the currency exchange rate between the NIS in relation to the U.S. dollar. Any increase in the rate of inflation in Israel may have a negative effect on our operating results, unless such inflation is offset by a devaluation of the NIS in relation to the U.S. dollar. Exchange rates between the NIS and the dollar fluctuate continuously, and therefore exchange rate fluctuations and especially larger periodic devaluations will have an impact on our operating results and period-to-period comparisons of its results. The effects of foreign currency translations are reported in our financial statements in current operating results. We believe that neither inflation in Israel, nor exchange rate fluctuations between the NIS and the U.S. dollar, historically has had a material effect on our operations.

        In addition to our operations in Israel, we also conduct operations in Germany and the United Kingdom. Transactions denominated in currencies other than the U.S. dollar or NIS were not material.

Government Grants

        The Government of Israel, through the Office of the Chief Scientist, encourages research and development projects that result in products for export. Through 1996, we received grants totaling $605,000 from the Office of the Chief Scientist that were used primarily to fund a predecessor product. We were obligated to pay royalties based on revenues derived from sales of products funded with these grants, up to 150% of certain grant amounts received. In October 2002, the Office of Chief Scientist completed its examination of our technology and use of grant funding and concluded that our remaining royalty obligation was $166,000. As a result, we have reversed $448,000 of accrued royalties that has been recorded as a reduction in cost of product sales during the fourth quarter of 2002.

Effective Corporate Tax Rate

        Israeli companies are generally subject to tax at the rate of 36.0% of taxable income. However, we have derived, and expect to continue to derive, a substantial portion of our income under our Approved Enterprise capital investment program. Subject to compliance with applicable requirements, this income will be tax exempt for a period of two years and will be subject to a reduced corporate tax rate of 25.0% in the following five years. If we do not comply with the applicable requirements, the tax benefits may be canceled. We believe that we comply with these conditions. If we operate under more than one approval, or if our capital investments are only partially approved, our effective tax rate will be a weighted combination of the various applicable tax rates. We may not be able to obtain approval for additional Approved Enterprise programs. Since we have incurred tax losses through December 31, 2002, we have not yet used the tax benefits for which we are eligible.

Market Risk

        We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. We currently do not have any outstanding borrowings or other credit facilities.

Recently Issued Accounting Pronouncements

        In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

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

Passive Foreign Investment Company Status

General

        We will be a passive foreign investment company, or PFIC, for U.S. federal income tax purposes in any tax year if, in such tax year, either 75% or more of our gross income is passive in nature, also referred to as the Income Test, or, on average for such tax year, 50% or more of our assets, at fair value, produce or are held for the production of passive income, also referred to as the Asset Test. We must make a separate determination each year as to whether we are a PFIC. As a result, our PFIC status may change. Classification of a company as a PFIC has important and adverse tax implications to any U.S. holder of a foreign corporation's stock, or a U.S. Holder.

        For purposes of this summary, a U.S. Holder is a holder that is, for U.S. income tax purposes:

  •
  a citizen or resident of the United States;

  •
  a domestic U.S. corporation;

  •
  an estate, the income of which is subject to U.S. federal income tax regardless of the source of its income; and

  •
  any trust if either (i) a U.S. court is able to exercise primary supervision over the administration of the trust and one or more U.S. persons have the authority to control all the substantial decisions of the trust, or (ii) the trust has a valid election in effect under applicable U.S. Treasury regulations to be treated as a United States person.

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

Our Determination of PFIC Status

        We believe we were a PFIC for the taxable years ended 2001 and 2002 due primarily to the decline in the market price of our ordinary shares relative to the value of our Passive Assets. If we were indeed a PFIC for these periods, a U.S. Holder who owned our shares in 2001 or 2002 will be subject to reporting requirements for that year and succeeding years, even if in subsequent years we are no longer a PFIC. U.S. Holders may also be subject to increased U.S. tax liabilities. If we cease to be a PFIC, a U.S. Holder may avoid PFIC classification for subsequent years upon making shareholder elections in certain circumstances, as described in greater detail below.

        We expect that we will be a PFIC in 2003. If our expectation is accurate, the same reporting obligations and tax consequences described below will apply to U.S. Holders who acquire shares during the 2003 taxable year.

Tax Consequences if We Are a PFIC

        There are no U.S. federal income tax consequences to a non-U.S. Holder if we are classified as a PFIC.

        If we are a PFIC for U.S. federal income tax purposes for any year during a U.S. Holder's holding period of our ordinary shares and such U.S. Holder does not make either of the special elections described later, any gain recognized by a U.S. Holder upon the sale of ordinary shares, or upon the receipt of certain distributions, would be treated as ordinary income. Such income generally would be allocated ratably over a U.S. Holder's holding period with respect to our ordinary shares. The amount allocated to prior years, with certain exceptions, will be subject to tax at the highest tax rate in effect for those years and an interest charge would be imposed on the amount of deferred tax on the income allocated to the prior taxable years.

        Although we generally will be treated as a PFIC as to any U.S. Holder if we are a PFIC for any year during a U.S. Holder's holding period, if we cease to satisfy the requirements for PFIC classification, the U.S. Holder may avoid PFIC classification for subsequent years if the U.S. Holder elects to recognize gain based on the unrealized appreciation in the ordinary shares through the close of the tax year in which we cease to be a PFIC. Additionally, if we are a PFIC, a U.S. Holder who acquires ordinary shares from a decedent would be denied the normally available step-up in tax basis for our ordinary shares to fair market value at the date of death and instead would have a tax basis equal to the decedent's tax basis.

        For any tax year in which we are determined to be a PFIC, U.S. Holders may elect to treat their ordinary shares as an interest in a qualified electing fund, or a QEF Election, in which case the U.S. Holders would be required to include in income currently their proportionate share of our earnings and profits in years in which we are a PFIC regardless of whether distributions of such earnings and profits are actually distributed to such U.S. Holders. Any gain subsequently recognized upon the sale of their ordinary shares by such U.S. Holders generally would be taxed as capital gain and a denial of the basis step-up at death would not apply.

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

        As an alternative to a QEF Election, a U.S. Holder generally may be able to avoid the imposition of the special tax and interest charge described above by electing to mark to market the ordinary shares, or a Mark-to-Market Election, recognizing as ordinary income or loss for each taxable year, subject to certain limitations, the difference between the fair market value of the U.S. Holder's ordinary shares and the adjusted tax basis of such ordinary shares. Losses would be allowed only to the extent of the net mark-to-market gain accrued under the election. If a Mark-to-Market Election with respect to ordinary shares is in effect on the date of a U.S. Holder's death, the normally available step-up in tax basis to fair market value will not be available. Rather, the tax basis of such ordinary shares in the hands of a U.S. Holder who acquired them from a decedent will be the lesser of the decedent's tax basis or the fair market value of the ordinary shares.

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

        Rules relating to a PFIC are very complex. U.S. Holders are urged to consult their own tax advisors regarding the application of PFIC rules to their investments in our ordinary shares.

RISK FACTORS

Certain Factors That May Affect Future Results

        A number of uncertainties exist that could affect our operating results, including, without limitation, the following:

Risks Related to Our Operations

We have had losses since our inception and expect to incur losses for the foreseeable future.

        We incurred net losses of $11.0 million in 2000, $17.4 million in 2001 and $6.5 million in 2002. As of December 31, 2002, we had an accumulated deficit of $48.0 million. Moreover, we expect to continue to incur significant sales and marketing, research and development and general and administrative expenses. We expect to incur losses for the foreseeable future and cannot be certain if or when we will achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

        The deterioration of economies around the world and economic uncertainty that began in 2000 continued throughout 2002 and is still continuing. This has resulted in a curtailment of technology spending by many businesses across many industries. It has also reduced our ability to forecast orders, also referred to as "low visibility". We believe that this slow down in technology spending will continue and are uncertain as to when this slow-down will end. As a result of this slow-down, our revenues decreased from $10.8 million in 2000 to $8.6 million in 2001 to $5.8 million in 2002 The decline in technology spending has reduced our revenues, and may result in pressure on the price of our products and prolong the time until we are paid, all of which would have a material adverse effect on the results of our operations.

The terrorist attacks in the United States are impacting the global economy and could have a material adverse effect on our results of operations.

        The terrorist attacks in the United States on September 11, 2001, followed by military action by the United States and the threat of continuing military action, are impacting the global economy. The future course of this conflict and its effect on the global economy and technology spending cannot be predicted. Terrorist attacks can have both direct and indirect impact on our business as a result of, among other things, attacks on our suppliers, employees, customers or research facilities, military service obligations of our key employees and changes in monetary and fiscal policies, all of which may have a material adverse effect on the results of our operations.

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

        Our customers view the purchase of our products as an important decision. As a result, our customers may take a long time to evaluate our products before making their purchase decisions and this could result in a long, and often unpredictable, sales and implementation cycle for our products. This may cause our revenues and results of operations to vary significantly from period to period. In addition, we may expend significant sales and marketing expenses during the evaluation period before the customer places an order with us. Our customers often begin by purchasing our products on a pilot basis before they decide whether or not to purchase additional licenses for broader use within their organizations.

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

        In July 2001, October 2001 and January 2002, we reduced the number of our employees in order to reduce our operating expenses. As a result, our success depends on our ability to retain our existing experienced employees. If we fail to retain our current employees, our revenues could decline. Competition for qualified personnel is intense, and we may not be able to retain our highly qualified personnel. Our future success also depends upon the continued service of our key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. None of our key employees are bound by an employment agreement that requires a specified service obligation. If we are not able to retain our existing personnel, we could have difficulty developing, selling or supporting our products.

We may not be able to protect our intellectual property rights and we may lose a valuable asset or incur costly and time-consuming litigation attempting to protect our rights.

        Our success depends upon the protection of our technology, trade secrets and trademarks. To protect our rights to our intellectual property, we rely on a combination of trade secret protection, patent law, trademark law, confidentiality agreements and other contractual arrangements. The protective steps we have taken may be inadequate to deter infringement or misappropriation. We may be unable to detect the unauthorized use of our intellectual property or take appropriate steps to enforce our intellectual property rights. Policing unauthorized use of our products and technology is difficult. In addition, the laws of some foreign countries in which we currently or may in the future sell our products do not protect our proprietary rights to as great an extent as do the laws of the United States.

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

        We may need to raise additional capital to finance our operations if we are unable to generate cash flow from operations. Through December 31, 2002, we have been using cash in operating our business. We cannot be certain that we will be able to obtain additional financing on commercially reasonable terms, or at all. This could inhibit our ability to run our business.

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

        As of February 28, 2003, our officers, directors and principal shareholders beneficially owned 72.9% of our outstanding ordinary shares. As a result, these shareholders may have the power to control the outcome of most matters submitted to a vote of shareholders, including the election of members of our board and the approval of significant corporate transactions. This concentration of ownership may also have the effect of making it more difficult to obtain approval for a change in control of us.

Risks Relating to Our Industry and the Internet

Our future revenues and profits, if any, depend upon the use of the Internet as an effective medium of business and communication

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

        We are incorporated under Israeli law and our primary research and development facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Several countries still restrict business with Israeli companies as a result of the Israeli-Arab conflict. In particular, the hostilities between the State of Israel and the Palestinians have increased in the past two years. The future of peace efforts between Israel and its Arab neighbors is uncertain. In addition, military confrontations in the region, including Iraq, may ultimately involve the State of Israel. Any major hostilities involving Israel could lead to attacks on our suppliers, employees, customers or research facilities, military service obligations of our key employees, interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel, any of which could have a material adverse effect on our business.

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

        Substantially all of our revenues are generated in U.S. dollars, while a portion of our expenses, primarily salaries and personnel expenses related to our Israeli facility, is in NIS. Our Israeli-based employees' salaries are influenced by inflation in Israel. As a result, any increase in the rate of inflation in Israel may have a negative impact on our dollar-measured operating results unless the inflation in Israel is offset by a devaluation of the NIS in relation to the U.S. dollar. In 2002, the rate of inflation in Israel was 6.5%. We cannot predict any future trends in the rate of inflation in Israel or trends in the rate of exchange between the NIS and the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

Israeli regulations may impact our ability to engage in research and development and export of our products in accordance with our current practices.

        Israeli law requires us to obtain a government license to engage in research and development of, and export of, the encryption technology incorporated in our products. We currently have government licenses to engage in production of our encryption technology in our products in their 40- and 128-bit versions. Our research and development activities in Israel would need to be modified to transfer this activity to our U.S. development organization, and our current practice of exporting our products from Israel to the U.S., with embedded encryption technology, would need to be changed if:

  •
  the Israeli government revokes our current licenses;

  •
  our licenses fail to cover the scope of the technology in our products; or

  •
  Israeli laws regarding research and development, export or use in general of encryption technologies were to change.

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

        We are incorporated in Israel. Our Chief Executive Officer and President resides in the United States under a pending application to adjust status to United States Permanent Resident, with an employment authorization document card. The chairman of the board of our directors is a nonresident of the United States and a portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of those persons or to effect service of process upon these persons in the United States. It may also be difficult to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel.

The Israeli Companies Law may cause uncertainties regarding corporate governance; Israeli tax law may inhibit an acquisition of us.

        The Israeli Companies Law, 1999, which became effective on February 1, 2000, has brought about significant changes to Israeli corporate law. This law provides for new arrangements in various corporate areas, including shareholder voting rights, fiduciary obligations of shareholders and directors, mergers, tender offers, transactions involving related parties or significant shareholders, and anti-takeover provisions. Until a body of case law develops with respect to this new law, uncertainties will exist regarding its interpretation. These uncertainties could have the effect of inhibiting third party attempts to acquire us, and other transactions and decisions by or involving us.

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

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RADVIEW SOFTWARE, LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2002
IN U.S. DOLLARS

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
RadView Software Ltd.:

        We have audited the accompanying consolidated balance sheets of RadView Software Ltd. and its subsidiaries as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadView Software Ltd. and its subsidiaries as of December 31, 2002 and the consolidated results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                      Luboshitz Kasierer

                      An affiliate member of Ernst & Young International

Tel-Aviv, Israel
January 16, 2003

This is a copy of the previously issued Independent Public Accountants' report of Arthur Andersen.
The report has not been reissued by Arthur Andersen.

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Shareholders of
RadView Software Ltd.:

        We have audited the accompanying consolidated balance sheets of RadView Software Ltd. and its subsidiaries as of December 31, 2000 and 2001 and the related consolidated statements of operations, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadView Software Ltd. and its subsidiaries as of December 31, 2000 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

Luboshitz Kasierer
Arthur Andersen
Tel-Aviv, Israel February 6, 2002

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2001	2002
ASSETS
Current Assets:
Cash and cash equivalents	$13,182	$7,566
Accounts receivable, net of reserves of $209 at December 31, 2001 and $171 at December 31, 2002	1,445	1,026
Prepaid expenses and other current assets	499	506

Total Current Assets	15,126	9,098

Property and Equipment, net	1,687	826
Other Assets	612	683

Total Assets	$17,425	$10,607

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$413	$358
Accrued expenses	2,351	1,503
Accrued restructuring charge, current portion	70	271
Deferred revenue	1,357	1,051

Total Current Liabilities	4,191	3,183

Long-term Liabilities:
Accrued restructuring charge, less current portion	161	341
Accrued severance pay	722	772

Total Long-Term Liabilities	883	1,113

Total Liabilities	5,074	4,296

Commitments (Note 9)
Shareholders' Equity:
Ordinary shares, NIS 0.01 par value— Authorized—40,000,000 shares; Issued—16,532,868 shares at December 31, 2001 and 16,605,177 shares at December 31, 2002; and Outstanding—16,398,868 shares at December 31, 2001 and 16,471,177 shares at December 31, 2002	42	42
Treasury shares, at cost—134,000 shares at December 31, 2001 and 2002	(100)	(100)
Additional paid-in capital	55,230	54,888
Deferred compensation	(1,387)	(536)
Accumulated deficit	(41,434)	(47,983)

Total Shareholders' Equity	12,351	6,311

Total Liabilities and Shareholders' Equity	$17,425	$10,607

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2000	2001	2002
Revenues:
Software licenses	$8,994	$5,829	$3,389
Service	1,796	2,817	2,379

Total Revenues	10,790	8,646	5,768

Cost of Revenues:
Software licenses	572	271	63
Nonrecurring royalty reversal (Note 6)	—	—	(448)
Service	478	1,169	631

Total Cost of Revenues	1,050	1,440	246

Gross Profit	9,740	7,206	5,522

Operating Expenses:
Sales and marketing	11,599	13,898	5,255
Research and development	5,223	6,046	3,316
General and administrative	3,068	2,857	2,223
Stock-based compensation (1)	1,418	878	509
Nonrecurring expenses (Note 3)	—	1,671	929

Total Operating Expenses	21,308	25,350	12,232

Operating loss	(11,568)	(18,144)	(6,710)

Interest income	1,058	758	149
Interest expense	(493)	(65)	(22)
Other income, net	18	20	34

Net loss	$(10,985)	$(17,431)	$(6,549)

Noncash stock dividend to preferred shareholders	$2,585	$—	$—

Net loss attributable to ordinary shareholders	$(13,570)	$(17,431)	$(6,549)

Net loss per share attributable to ordinary shareholders (Note 2(m)):
Net loss per share—Basic and diluted	$(1.51)	$(1.07)	$(0.40)

Weighted average shares outstanding—Basic and diluted	8,968	16,346	16,455

(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$846	$369	$169
Research and development	293	307	201
General and administrative	279	202	139

Total stock-based compensation	$1,418	$878	$509

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Preferred Shares		Ordinary Shares		Treasury Shares
	Number of Shares	Value	Number of Shares	Value	Number of Shares	Value	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 1999	5,241,765	$13	4,194,000	$12	—	$—	$16,269	$(425)	$(13,018)	$2,851
Issuance of preferred shares, net of issuance costs of $5	23,810	—	—	—	—	—	45	—	—	45
Exercise of options	—	—	455,640	1	—	—	55	—	—	56
Exercise of warrants and options by preferred shareholders	—	—	2,050,000	6	—	—	—	—	—	6
Exercise of warrants by a bank	—	—	142,857	*	—	—	300	—	—	300
Conversion of preferred shares into ordinary shares	(5,265,575)	(13)	5,265,575	13	—	—	—	—	—	—
Stock dividend to preferred shareholders	—	—	258,500	*	—	—	—	—	—	—
Issuance of ordinary shares in initial public offering, net of offering costs of $4,714	—	—	4,000,000	10	—	—	35,276	—	—	35,286
Interest imputed on related party loan	—	—	—	—	—	—	27	—	—	27
Deferred compensation	—	—	—	—	—	—	8,530	(8,530)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	1,418	—	1,418
Adjustment for forfeiture of stock options	—	—	—	—	—	—	(1,814)	1,814	—	—
Net loss	—	—	—	—	—	—	—	—	(10,985)	(10,985)

Balance, December 31, 2000	—	—	16,366,572	42	—	—	58,688	(5,723)	(24,003)	29,004
Exercise of options	—	—	166,296	*	—	—	—	—	—	—
Purchase of treasury shares	—	—	—	—	134,000	(100)	—	—	—	(100)
Issuance of options to consultants	—	—	—	—	—	—	15	(15)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	878	—	878
Adjustment for forfeiture of stock options	—	—	—	—	—	—	(3,473)	3,473	—	—
Net loss	—	—	—	—	—	—	—	—	(17,431)	(17,431)

Balance, December 31, 2001	—	—	16,532,868	42	134,000	(100)	55,230	(1,387)	(41,434)	12,351
Exercise of options	—	—	64,100	*	—	—	—	—	—	—
Issuance of shares pursuant to employee share purchase plan	—	—	8,209	*	—	—	—	—	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	509	—	509
Adjustment for forfeiture of stock options	—	—	—	—	—	—	(342)	342	—	—
Net loss	—	—	—	—	—	—	—	—	(6,549)	(6,549)

Balance, December 31, 2002	—	$—	16,605,177	$42	134,000	$(100)	$54,888	$(536)	$(47,983)	$6,311

(*) Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2000	2001	2002
Cash Flows from Operating Activities:
Net loss	$(10,985)	$(17,431)	$(6,549)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation	668	1,052	875
Property and equipment write-off	—	369	97
Amortization of deferred compensation	1,418	878	509
Interest on long-term loans	184	—	—
Accrued severance pay	291	92	50
Changes in operating assets and liabilities—
Accounts receivable	(1,192)	1,028	419
Prepaid expenses and other current assets	(406)	229	(7)
Accounts payable	1,444	(1,591)	(55)
Accrued expenses	1,283	(451)	(848)
Accrued restructuring charge	—	231	381
Deferred revenue	983	(102)	(306)

Net cash used in operating activities	(6,312)	(15,696)	(5,434)

Cash Flows from Investing Activities:
Sale of short-term investments	513	—	—
Purchases of property and equipment	(2,388)	(605)	(111)
Increase in other assets	(241)	(72)	(71)

Net cash used in investing activities	(2,116)	(677)	(182)

Cash Flows from Financing Activities:
Payment of long-term bank loans	(1,447)	(3,814)	—
Proceeds from issuance of ordinary and preferred shares	406	—	—
Proceeds from initial public offering of ordinary shares	35,286	—	—
Purchases of treasury shares	—	(100)	—

Net cash provided by (used in) financing activities	34,245	(3,914)	—

Increase (decrease) in cash and cash equivalents	25,817	(20,287)	(5,616)
Cash and cash equivalents at the beginning of the year	7,652	33,469	13,182

Cash and cash equivalents at the end of the year	$33,469	$13,182	$7,566

Cash paid during the year for interest	$476	$65	$22

Supplemental disclosure of noncash financing and investing activities:
Conversion of preferred shares to ordinary shares	$13	$—	$—

Noncash dividend to shareholders	$2,585	$—	$—

Reversal of deferred compensation due to option forfeitures	$1,814	$3,473	$342

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Operations

        RadView Software Ltd., an Israeli corporation, and its subsidiaries (collectively, the "Company") develops, markets and supports software that enables organizations to verify the scalability, efficiency and reliability of web applications, and facilitates their rapid development.

        The Company incurred net losses of $11.0 million in 2000, $17.4 million in 2001 and $6.5 million in 2002, and had an accumulated deficit of approximately $48.0 million as of December 31, 2002. The Company has funded these losses principally from proceeds from equity financing. In 2001 and 2002, the Company restructured its business to reduce total operating expenses by more than 60% through reductions in workforce and the termination of certain leases (see Note 3). Management believes that existing cash and cash equivalents will be adequate to fund operations into 2004.

2.    Significant Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

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

        All exchange gains and losses from the above-mentioned remeasurement are reflected in the statements of operations and were not material for all periods presented. The representative rate of exchange was U.S. $1.00 to 4.041 New Israeli Shekel ("NIS") at December 31, 2000, U.S. $1.00 to NIS 4.416 at December 31, 2001 and U.S. $1.00 to NIS 4.737 at December 31, 2002.

(c)  Principles of Consolidation

        The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries in the United States, the United Kingdom, Germany and Sweden. All intercompany balances and transactions have been eliminated in consolidation.

(d)  Cash Equivalents

        Cash equivalents are highly liquid investments with original maturities of less than 90 days. The Company's cash equivalents are invested in U.S. Treasury securities as of December 31, 2001 and 2002.

(e)  Accounts Receivable Reserves

        The Company provides for reserves against its accounts receivable that consist of an allowance for doubtful accounts and a reserve for sales returns. The allowance for doubtful accounts is computed for specific accounts, the collectibility of which is doubtful based upon the Company's experience. The provision for the allowance for doubtful accounts is recorded as general and administrative expense. In accordance with SFAS No. 48, Revenue Recognition when Right of Return Exists, the reserve for sales returns is computed based on the Company's experience with sales returns. The provision for sales returns is recorded as a reduction to revenues. A summary of the allowance for doubtful accounts and sales returns reserve is as follows:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Balance at the beginning of year	$150	$345	$209
Provision for doubtful accounts	66	136	92
Provision for sales returns	200	—	46
Write-offs	(71)	(272)	(176)

Balance at the end of year	$345	$209	$171

(f)  Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

Category	Estimated Useful Life (In years)
Equipment	3
Office furniture	3 to 5
Leasehold improvements	Life of lease

        The Company periodically assesses the recoverability of the carrying amount of property and equipment in accordance with SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, and provides for any possible impairment loss based upon the difference between the carrying amount and fair value of such assets. Impairment losses were in respect of restructuring changes and amounted to $369,000 in 2001 and $97,000 in 2002.

(g)  Severance Pay

        In accordance with Israeli compensation law, the Company is required to make severance payments to Israeli employees upon their termination of employment. The amount of such severance payments is based on the most recent monthly salary multiplied by the number of years of employment. Certain senior executives are entitled to receive additional severance pay. The Company has accrued for the estimated total cost of severance pay as computed as of the balance sheet date. Severance pay expense totaled to $291,000 in 2000, $92,000 in 2001 and $50,000 in 2002.

        The Company has partially funded its severance pay obligations by monthly deposits for insurance policies. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies and is presented as an asset in the consolidated balance sheets.

(h)  Revenue Recognition

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

        Revenues from software product licenses are recognized upon delivery of the software provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable and no further obligations exist. Revenues under multiple-element arrangements, which may include software, software maintenance and training, are allocated to each element based on their respective fair values, based on vendor-specific objective evidence. This objective evidence represents the price of products and services when sold separately. Revenue is recognized for software licenses sold to resellers or distributors at the time of shipment, provided that all revenue recognition criteria set forth in SOP 97-2 are fulfilled.

        Revenues from software maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. Revenues from training arrangements are recognized as the services are performed.

        The Company generally does not grant a right of return to its customers. When a right of return exists, revenue is deferred until the right of return expires, at which time revenue is recognized provided that all other revenue recognition criteria are met. The Company maintains a reserve for product returns (see Note 2(e)).

        Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue. Deferred revenue primarily represents deferred maintenance revenue.

(i)  Advertising Expenses

        Advertising expenses are charged to the consolidated statements of operations as they are incurred. Advertising expenses totaled $640,000 in 2000, $218,000 in 2001, and $40,000 in 2002.

(j)  Research and Development Costs

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

(k)  Income Taxes

        The Company accounts for income taxes in accordance with SFAS No. 109, Accounting for Income Taxes. SFAS No. 109 prescribes the use of the liability method whereby deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to be reversed. The Company provides a valuation allowance, if necessary, to reduce deferred tax assets to their estimated realizable value.

(l)  Employee Stock Options

        At December 31, 2002, the Company has three stock option plans, which are described more fully in Note 10(h). The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations (collectively "APB No. 25"). Stock-based compensation included in the reported net loss relates to stock options issued to employees at an exercise price below the market price on the date of grant. The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Year Ended December 31,
	2000	2001	2002
	(In thousands, except per share data)
Net loss attributable to ordinary shareholders, as reported	$(13,570)	$(17,431)	$(6,549)
Add: Stock-based compensation included in reported net loss	1,418	878	509
Deduct: Total stock-based compensation expense under fair value based methods	(1,783)	(1,622)	(1,073)

Pro forma net loss attributable to ordinary shareholders	$(13,935)	$(18,175)	$(7,113)

Net loss per share attributable to ordinary shareholders:
As reported	$(1.51)	$(1.07)	$(0.40)
Pro forma	$(1.55)	$(1.11)	$(0.43)

(m)  Basic and Diluted Net Loss Per Share

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

        Stock options outstanding as of each year end that were not included in the calculation of diluted net loss per share as their inclusion would be antidilutive totaled approximately 3,355,000 in 2000, 3,140,000 in 2001 and 4,667,000 in 2002.

(n)  Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of these instruments approximate their fair value due to their short-term maturity of such instruments.

(o)  Concentrations of Credit Risk

        Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents and accounts receivables.

        Cash and cash equivalents are invested mainly in U.S. dollars with major banks in Israel and the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company's investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

        Accounts receivable are derived from sales to customers located in the United States, Europe, Israel and Japan. The Company performs on-going credit evaluations of its customers. An allowance for doubtful accounts is maintained with respect to those amounts that the Company has determined to be doubtful of collection.

        The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

        For each of the three years ended December 31, 2002, no customer individually comprised greater than 10% of total revenue. At December 31, 2001, one customer represented 12% of total accounts receivable. At December 31, 2002, no customer represented greater than 10% of total accounts receivable.

(p)  Recent Accounting Standards

        In June 2002, SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, was issued. SFAS No. 146 addresses the recognition, measurement, and reporting of costs associated with exit and disposal activities, including restructuring activities. SFAS No. 146 requires that costs associated with exit or disposal activities be recognized when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS No. 146 is effective for all exit or disposal activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 to have a material impact on its results of operations or financial position.

(q)  Reclassification

        Certain prior year account balances have been reclassified to be consistent with the current year's presentation.

3.    Nonrecurring Expenses

        Nonrecurring expenses consist of restructuring charges and other nonrecurring costs. There were no nonrecurring expenses in 2000. Nonrecurring expenses totaled $1.7 million in 2001, which consisted of a $237,000 payment for the termination of a facility lease agreement in March 2001 and $1.4 million of restructuring charges. Nonrecurring expenses totaled $929,000 in 2002 and consisted exclusively of restructuring charges.

        The following is a reconciliation of the accrued restructuring charges for the years ended December 31, 2001 and 2002.

Description	Balance, Beginning of Year	Provision	Payments and Write-offs	Balance, End of Year
	(In thousands)
Year Ended— December 31, 2001:
Employee severance costs	$—	$634	$(634)	$—
Idle-lease costs	—	339	(108)	231
Property and equipment impairment	—	369	(369)	—
Vendor contract termination fees	—	92	(92)	—

	$—	$1,434	$(1,203)	$231

December 31, 2002:
Employee severance costs	$—	$349	$(349)	$—
Idle-lease costs	231	474	(93)	612
Property and equipment impairment	—	97	(97)	—
Vendor contract termination fees	—	9	(9)	—

	$231	$929	$(548)	$612

        Amounts payable within one year have been classified as a current liability in the consolidated balance sheets.

        The restructuring charges in 2001 were incurred in July 2001 and October 2001 when the Company implemented two separate restructuring plans to lower operating costs. Employee severance costs resulted from the termination of 61 employees, of whom 35 were sales and marketing employees, 12 were research and development employees, and 14 were general and administrative employees. The Company also incurred idle lease space and termination payments for offices worldwide that were no longer required as a result of the reduction in personnel. In determining the costs of idle lease space, the Company has estimated the vacancy period and sub-lease income.

        The restructuring charges in 2002 were incurred in January 2002 and December 2002, and related to additional employee severance costs, facility termination charges, fixed asset impairment, idle-lease space costs and vendor contract termination fees. Employee severance costs resulted from the termination of 28 employees, of whom 15 were sales and marketing employees, 11 were research and development employees, and 2 were general and administrative employees.

4.  Property and Equipment

	December 31,
	2001	2002
	(In thousands)
Equipment	$3,325	$3,374
Office furniture	315	215
Leasehold improvements	194	194

	3,834	3,783
Less—Accumulated depreciation	2,147	2,957

	$1,687	$826

        Depreciation expense was $668,000 in 2000, $1.1 million in 2001, and $875,000 in 2002.

5.  Other Assets

	December 31,
	2001	2002
	(In thousands)
Severance pay deposits	$423	$513
Deposits on operating leases	189	170

	$612	$683

6.  Accrued Expenses

	December 31,
	2001	2002
	(In thousands)
Employee compensation and related costs	$1,126	$994
Accrued royalties	614	110
Other accrued expenses	611	399

	$2,351	$1,503

        Accrued royalties consist of amounts due to the Government of Israel through the Office of the Chief Scientist (the "OCS"). In connection with its research and development activities, the Company received $605,000 of participation payments from the OCS. In return for the OCS's participation, the Company was committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% and 150% for certain grant amounts received. Through 2001, the Company accrued a total of $670,000, which had been recorded as royalty expense in costs of revenues. In October 2002, the Office of Chief Scientist completed its examination of the Company's technology and use of grant funding and concluded that the Company's remaining royalty obligation was $166,000. The remaining obligation is payable in three equal installments, of which one was made in 2002, and the other two will be due in 2003. The Company reversed $448,000 of accrued royalties as a reduction in cost of sales during the fourth quarter of 2002.

7.  Related Party Loan

        In 1993, the Company entered into a loan agreement with a shareholder (the "Related Party Loan"). The Related Party Loan was linked to the Israeli Consumer Price Index ("CPI") and bore no stated rate of interest. The Company has recorded the estimated incremental interest expense of 3% that the Company would have incurred if the loan had been entered into with a third party. Increases in the principal amount of the loan due to fluctuations in the Israeli CPI were charged to interest expense. The amount charged to interest expense due to fluctuations in the Israeli CPI was $52,000 in 2000. The loan was repaid in full in September 2000.

8.  Long-Term Loans

        The Company had two loans denominated in U.S. dollars with a bank that bore annual interest of London Interbank Offered Rate plus 1.5%. Both loans, totaling $3,814,000, were repaid in full in 2001. In connection with the loans, the Company issued warrants to the bank (see Note 10(d)). The fair value of the warrants was recorded as a discount against these loans and was amortized as interest expense over the term of the loans.

9.  Commitments

        The Company operates primarily from leased facilities. Lease agreements expire through year 2005. Annual minimum future rental payments due under the lease agreements as of December 31, 2002 are as follows:

Amount
(In thousands)
For the Year Ended December 31,
2003	$588
2004	536
2005	129

1,253
Less idle-lease cost amounts included in accrued restructuring	612

$641

        Rent expense was $635,000 in 2000, $896,000 in 2001, and $560,000 in 2002.

10.  Shareholders' Equity

(a)  Authorized Share Capital

        During 1998, the Company authorized 3,500,000 Series A preferred shares ("Series A"). During 1999, the Company authorized 5,000,000 Series B preferred shares ("Series B"). As of December 31, 2002, the Company has authorized 40,000,000 ordinary shares NIS 0.01 par value.

(b)  Initial Public Offering

        On August 15, 2000, the Company completed an initial public offering of 4,000,000 shares of its ordinary shares at $10.00 per share (the "IPO"). Proceeds to the Company, net of underwriting discounts, commissions and offering costs, were $35.3 million.

        In connection with the IPO, all outstanding preferred shares were converted into 5,265,575 ordinary shares and 602,757 ordinary shares were issued to certain security-holders upon the exercise of certain options and warrants. In addition, the Company issued 258,500 ordinary shares to certain of its

Series A preferred shareholders, which was accounted for as a stock dividend. The Company recorded a charge to additional paid-in capital for the par value of the ordinary shares issued and the amount of net loss attributable to ordinary shareholders used in the computation of basic and diluted net loss per share was increased by the fair value of the ordinary shares issued.

(c)  Share Purchase Agreements

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

(d)  Ordinary Share Warrants

        In March 1999, the Company granted to a bank a fully vested warrant to purchase 142,857 ordinary shares at $2.10 per share. This warrant was exercised in full in August 2000, concurrent with the closing of the IPO. The Company valued the warrant using the Black-Scholes option pricing model with the following assumptions: (1) life of two years, (2) no dividend yield, (3) volatility of 80%, (4) risk-free interest rate of 5% and (5) the warrant is exercised at $2.10 per share. The Company determined the value to be $137,000, which was amortized to interest expense over the two-year term of the note.

(e)  Treasury Stock

        In April 2001, the Company's board of directors approved a stock repurchase program under which the Company may repurchase its ordinary shares for an aggregate consideration that shall not exceed $2.5 million. Purchases may be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions. Through December 31, 2002, the Company has repurchased 134,000 of ordinary shares at an aggregate cost of $100,000. Although such shares are legally considered outstanding, the Company has no dividend or voting rights associated with its treasury stock.

(f)  Dividends

        The Company has never paid cash dividends to shareholders. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends on its ordinary shares in the foreseeable future. Any future dividend policy will be determined by the board of directors and will be based upon conditions then existing, including results of operations, financial condition, current and anticipated cash needs, contractual restrictions and other conditions as the board of directors may deem relevant.

(g)  Employee Share Purchase Plan

        In November 2002, the Company established an employee share purchase plan (the "ESPP") which permits the eligible employees of the Company to purchase shares of the Company's ordinary shares at 85% of the closing market price on either the first day or the last day of the applicable three-month period, whichever is lower. Employees may participate in the ESPP through regular payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 1,500,000 ordinary shares may be issued under the ESPP. Through December 31, 2002, 8,209 ordinary shares have been issued under the ESPP at a weighted average purchase price of $0.21 per share.

(h)  Stock Option Plans

        The Company has approved for issuance an aggregate of 7,811,862 ordinary shares for the issuance of stock options under three stock option plans as follows:

  •
  4,786,622 ordinary shares approved for issuance under a key employee share incentive plan (the "1996 Option Plan") adopted in 1996 and amended in 2001;
  •
  75,240 ordinary shares approved for issuance under an affiliate stock option plan (the "1997 Option Plan") adopted in 1997; and
  •
  2,950,000 ordinary shares approved for issuance under the United States Share Incentive Plan (the "2000 Option Plan") adopted in 2000 and amended in 2001.

        The 1996 Option Plan provides for the grant by the Company of option awards to officers and employees of the Company and its subsidiaries and to non-employees. The options granted under the 1996 Option Plan vest ratably over vesting periods ranging from three to five years and expire 62 months from the date of issuance.

        The 1997 Option Plan provides for the grant by the Company of nonqualified option awards to employees of RAD-Bynet Group of companies, which are affiliated companies. Through December 31, 2000, all available authorized options under this plan had been granted. No options were granted under this plan in 2001 and 2002. The Company accounted for these options in accordance with SFAS No. 123 utilizing the Black-Scholes option pricing model with the following assumptions: (1) expected life of four years, (2) no dividend yield, (3) volatility of 80% and (4) a risk-free interest rate of 5%. The aggregate value of the options granted to nonemployees was $176,000. The Company has charged to operations $23,000 in 2000, $8,000 in 2001, and $11,000 in 2002.

        The 2000 Option Plan provides for the grant by the Company of option awards to officers and employees of its U.S. subsidiary. Options granted under the 2000 Option Plan vest ratably over four years and expire 10 years from the date of issuance.

        Under all option plans, any options that are cancelled or forfeited before expiration become available for future grants. As of December 31, 2002, 2,458,628 options are available for future grant.

        Transactions related to the Company's stock option plans for the three years in the period ended December 31, 2002 are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted
Outstanding, December 31, 1999	1,481,311	$0.38
Granted	2,863,500	2.69	$3.60
Exercised	(470,786)	0.12
Forfeited or cancelled	(518,536)	2.59

Outstanding, December 31, 2000	3,355,489	2.05
Granted	1,784,000	1.56	$1.19
Exercised	(151,150)	—
Forfeited or cancelled	(1,848,733)	2.00

Outstanding, December 31, 2001	3,139,606	1.85
Granted	2,310,000	0.33	$0.23
Exercised	(64,100)	—
Forfeited or cancelled	(718,308)	1.95

Outstanding, December 31, 2002	4,667,198	$1.10

Exercisable, December 31, 2000	883,549	$0.64

Exercisable, December 31, 2001	1,276,063	$1.48

Exercisable, December 31, 2002	2,108,995	$1.35

        The following table summarizes information about options outstanding and exercisable at December 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted Average Remaining Contractual Life in Years
Exercise Price	Number Outstanding at December 31, 2002		Weighted Average Exercise Price	Number Outstanding at December 31, 2002	Weighted Average Exercise Price
$0.26–$0.28	2,110,000	9.0	$0.27	474,294	$0.26
$0.63–$0.69	605,360	3.0	0.67	470,384	0.68
$0.95–$1.00	1,383,578	4.2	0.98	873,432	0.98
$2.25–$2.70	345,000	6.4	2.51	163,437	2.53
$4.50	30,000	4.6	4.50	15,000	4.50
$8.21–$10.00	193,260	3.8	9.39	112,448	9.41

	4,667,198	6.4	$1.10	2,108,995	$1.35

        The amount of stock-based compensation arising from the difference between the exercise price and the fair market value on the date of the grant is included in shareholders' equity as deferred compensation and totaled $8.5 million in 2000, and none in 2001 and 2002. Under APB Opinion No. 25, deferred compensation is amortized over the vesting periods of the underlying options as stock-based compensation expense. Stock-based compensation expense included in the reported net loss totaled $1.4 million in 2000, $878,000 in 2001 and $509,000 in 2002. Unamortized deferred compensation totaled $536,000 as of December 31, 2002.

        Under SFAS No. 123, the fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with weighted-average assumptions used for grants as follows:

	Year Ended December 31,
	2000	2001	2002
Expected life of option	2 to 4 years	4 years	5 years
Dividend yield	—	—	—
Expected volatility	61%	120%	140%
Risk-free interest rate	5.0%	4.6%	4.0%

        The following table summarizes the weighted average fair value of options granted for each of the three years in the period ended December 31, 2002:

	For Options on the Grant Date that:
For the Year Ended:	Exercise Price is Less than Market Price	Exercise Price is Equal to Market Price	Exercise Price is is Greater than Market Price
December 31, 2000:
Weighted average exercise price	$1.00	$7.05	—
Weighted average fair value on grant date	$3.96	$2.70	—
December 31, 2001:
Weighted average exercise price	—	$1.26	$2.14
Weighted average fair value on grant date	—	$1.06	$1.79
December 31, 2002:
Weighted average exercise price	—	$0.27	$0.77
Weighted average fair value on grant date	—	$0.24	$0.19

11.    Taxes on Income

(a)  Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

        Results for tax purposes are measured and reflected in accordance with the change in the Israeli Consumer Price Index ("CPI"). As described in Note 2(b), the Company's consolidated financial statements are presented in U.S. dollars. The difference between the change in the Israeli CPI and the exchange rate between the U.S. dollar and the NIS causes a difference between taxable income or loss and the income or loss before taxes reflected in the consolidated financial statements. In accordance with SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

(b)  Tax benefits under the Law for the Encouragement of Capital Investments, 1959 ("the Law")

        In 1998, the Company's investment program totaling $66,000 was granted "Approved Enterprise" status under the Law. The Company elected to adopt the "Alternative Benefits Program Status." This status entitles the Company to a benefit period of seven years on income derived from this program as follows: (a) a full income tax exemption for the first two years and (b) a reduced income tax rate of 25%, instead of the regular rate of 36%, for the remaining five-year period. If foreign shareholdings in the Company exceed 25%, the period for which the Company is entitled to a reduced tax rate of 25% is extended to eight years. The period of the benefit is limited to 12 years from commencement of production or 14 years from the date of approval.

        As the Company has not yet reported any taxable income, the benefit period has not yet commenced.

        If the Company distributes a cash dividend out of retained earnings which were tax exempt due to its approved enterprise status, the Company would have to pay a 25% corporate tax on the amount distributed, and a further 15% withholding tax would be deducted from the amounts distributed to the recipients.

        Income derived from sources other than the approved enterprise programs is taxable at the regular corporate tax rate of 36%.

        The benefits from the Company's approved enterprise programs are dependent upon the Company fulfilling the conditions stipulated by the Law for Encouragement of Capital Investments, 1959 and the regulations published under this law, as well as the specific criteria in the Company's approved enterprise programs. If the Company does not comply with these conditions, the tax benefits may be canceled, and the Company may be required to refund the amount of the canceled benefits, with the addition of linkage differences and interest. As of the date of these financial statements, the Company believes it complies with these conditions.

        By virtue of the Law, the Company is entitled to claim accelerated depreciation on equipment used by the "Approved Enterprise."

(c)  Tax benefits under Israel's Law for the Encouragement of Industry (Taxation), 1969

        By virtue of this law, the Company is entitled to claim accelerated depreciation on equipment used by the "Approved Enterprise" during five tax years. The Company has received final approval in respect to the investment program.

        The Company currently qualifies as an "Industrial Company" under the Law for Encouragement of Industry (Taxes), 1969 and is therefore entitled to tax benefits, mainly accelerated depreciation of machinery and equipment and deduction of expenses incurred in connection with a public offering.

(d)  Loss before Income Tax

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Israel	$(6,368)	$(4,899)	$(916)
Foreign	(4,617)	(12,532)	(5,633)

	$(10,985)	$(17,431)	$(6,549)

(e)  Net Operating Losses

        As of December 31, 2002, the Company's net operating loss carryforwards for Israeli tax purposes amounted to approximately $14.0 million. These net operating losses may be carried forward indefinitely and offset against future taxable business income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax-exempt. There will be no tax benefit available from these losses and no deferred income taxes have been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

        Through December 31, 1995, the Company's losses for tax purposes were assigned to a shareholder, and are not available to the Company.

        The U.S. subsidiary's carryforward tax losses through December 31, 2002 amounted to approximately $26.2 million. These losses are available to offset future U.S. taxable income of the U.S. subsidiary and will expire between the years 2012 and 2022. Net operating loss carryforwards are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant shareholders over a three-year period.

        The components of the Company's U.S. deferred tax asset are approximately as follows:

	December 31,
	2001	2002
	(In thousands)
Net operating loss carryforwards	$8,598	$10,485
Temporary differences	238	133

	8,836	10,618
Less—Valuation allowance	8,836	10,618

Net deferred tax asset	$—	$—

        The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the timing of the realization of these tax benefits.

(f)  Final Tax Assessments

        The Company has received final tax assessments regarding tax years through the end of 1995.

12.    Related Party Balances and Transactions

        Balances with related parties consisted of the following:

	December 31,
	2000	2001
	(In thousands)
Accounts receivable	$16	$7
Accounts payable and accrued expenses	18	5

        Transactions with related parties consisted of the following:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
Revenues	$—	$50	$—
Costs and expenses	(93)	(110)	(30)
Finance expenses	(52)	—	—
Property and equipment purchased	63	195	4

        Management believes that all related party transactions have been conducted on an arm's-length basis.

13.    Disclosures About Segments of an Enterprise

        To date, the Company has viewed its operations and has managed its business as principally one operating segment.

        The Company's revenues by its customers' geographic locations are as follows:

	Year Ended December 31,
	2000	2001	2002
	(In thousands)
United States	$8,927	$5,890	$3,403
Europe	1,137	1,798	1,275
Israel	551	229	199
Other	175	729	891

	$10,790	$8,646	$5,768

        The Company established subsidiaries in the United Kingdom and Germany in 2000 and Sweden in 2001. Operations in various geographic areas for each of the three years in the period ended December 31, 2001 are summarized as follows:

	United States	Israel	Europe	Eliminations	Consolidated
	(In thousands)
Year Ended— December 31, 2000
Total revenues	$8,927	$1,863	$—	$—	$10,790

Net income (loss)	$(5,080)	$(6,368)	$463	$—	$(10,985)

Identifiable assets	$4,368	$43,750	$217	$(8,622)	$39,713

December 31, 2001
Total revenues	$6,080	$5,305	$1,420	$(4,159)	$8,646

Net income (loss)	$(12,582)	$(4,899)	$50	$—	$(17,431)

Identifiable assets	$2,207	$38,150	$224	$(23,156)	$17,425

December 31, 2002
Total revenues	$3,557	$3,813	$1,160	$(2,762)	$5,768

Net income (loss)	$(5,728)	$(844)	$95	$(72)	$(6,549)

Identifiable assets	$1,291	$37,292	$294	$(28,270)	$10,607

14.    Quarterly Statement of Operations Information (Unaudited)

        The following table presents a summary of quarterly results of operations for the years ended December 31, 2001 and 2002:

	Mar. 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001
	(In thousands, except per share data)
Total revenues	$2,303	$2,603	$1,738	$2,002

Gross profit	$1,891	$2,184	$1,342	$1,789

Net loss	$(5,453)	$(5,271)	$(5,143)	$(1,564)

Basic and diluted net loss per share attributable to ordinary shareholders	$(0.33)	$(0.32)	$(0.32)	$(0.10)

	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(In thousands, except per share data)
Total revenues	$1,574	$1,418	$1,264	$1,512

Gross profit	$1,401	$1,247	$1,095	$1,779

Net loss	$(1,945)	$(1,637)	$(1,576)	$(1,391)

Basic and diluted net loss per share attributable to ordinary shareholders	$(0.12)	$(0.10)	$(0.10)	$(0.08)

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table contains certain information about the directors and executive officers of the registrant:

Name	Age	Position
Shai Beilis	54	Chairman of the Board
Ilan Kinreich	45	Chief Executive Officer, President and Director
Brian E. LeClair	50	Vice President, Chief Financial Officer
William J. Geary	44	Director
Robert Steinkrauss	51	Director
Kathleen A. Cote	55	Director
David Assia	51	Director

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

        ROBERT STEINKRAUSS has served as a Director since the completion of our initial public offering in August 2000. Since March 2002, Mr. Steinkrauss has served as Treasurer for Wildcat Springs, a water distribution company he co-founded. From October 2000 to March 2002, Mr. Steinkrauss served as Chief Executive Officer of Taqua Systems. From November 1999 to April 2000, Mr. Steinkrauss served as Vice President and General Manager of the WAN Systems Group of Lucent Technologies Inc. Prior to that, Mr. Steinkrauss served as President of Xedia Corporation from February 1998 to November 1999. From February 1995 to February 1998, Mr. Steinkrauss served as Chairman, President and Chief Executive Officer of Raptor Systems Inc., which was sold to Axent Technologies Inc. in February 1998. Mr. Steinkrauss is a director of Authentica, Inc. Mr. Steinkrauss received a B.A. from Boston College, magna cum laude, and is a Certified Public Accountant.

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

        DAVID ASSIA has served as an External Director of the Company since November 2002. Mr. Assia, a co-founder of Magic Software Enterprises Ltd., has served as Chairman and/or Vice Chairman of Magic Software since 1986, and as a director of Magic Software since its inception in 1984. From 1986 until September 1997, he was Chief Executive Officer of Magic Software. He also serves as a Director of Aladdin Knowledge Systems Ltd., Babylon Ltd. and Enformia Ltd. Mr. Assia holds B.A. and M.B.A. degrees from Tel Aviv University.

Section 16(a) Beneficial Ownership Reporting Compliance

        To the Company's knowledge, during the fiscal year ended December 31, 2002, our executive officers and Directors complied with all applicable filing requirements under Section 16(a) of the Securities Exchange Act of 1934, as amended.

Item 11.    EXECUTIVE COMPENSATION

        The following tables set forth certain information with respect to compensation paid or accrued for services rendered to the Company in all capacities for each of the three fiscal years ended December 31, 2002 by its Chief Executive Officer and the other most highly compensated executive officer of the Company whose salary and bonus during the fiscal year ended December 31, 2002 exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer of the Company earned greater than $100,000 in the fiscal year ended December 31, 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation				Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation	Number of Securities Underlying Options
Ilan Kinreich Chief Executive Officer and President	2002 2001 2000	$190,000 184,000 140,000	$	— 43,763 56,500	— — —	800,000 150,000 373,390
Brian E. LeClair Vice President and Chief Financial Officer	2002 2001 2000	200,000 200,000 12,308		— 20,689 250	— — —	175,000 35,000 200,000

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

Option Grants

        The following table presents each grant of ordinary share options during the fiscal year ended December 31, 2002 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

					Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Terms (3)
		Percent of Total Options Granted To Employees In 2002 (1)
	Number of Securities Underlying Options Granted
			Exercise Price Per Share (2)
Name				Expiration Date
					5%	10%
Ilan Kinreich	800,000(4)	34.6%	$0.28	8/11/12	$140,872	$356,998
Brian E. LeClair	175,000(5)	7.6%	0.26	7/22/12	28,064	71,121

(1)
Percentages shown under "Percent of Total Options Granted to Employees in 2002" are based on an aggregate of 2,310,000 options granted to our employees under our option plans during 2002.

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

(4)
These options vest annually over six years at increasing annual rates ranging from 13% in the first year to 27% in the sixth year. 225,000 of the options are subject to accelerated vesting if our ordinary shares trade between $0.70 and $5.00 per share for 20 consecutive days.

(5)
57,750 of the options vest on July 22, 2002 with 9,771 options vesting per quarter thereafter.

        The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended December 31, 2002 by the Named Executive Officers and (ii) unexercised stock options held by such individuals.

AGGREGATED OPTION EXERCISES IN 2002
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at December 31, 2002
					Value of Unexercised in-the-Money Options at December 31, 2002 (1)
	Shares Acquired on Exercise (#)
Name		Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ilan Kinreich	—	—	493,178	977,723	—	—
Brian E. LeClair	—	—	183,314	226,686	—	—

(1)
All options in the table outstanding at December 31, 2002 had an exercise price higher than the market price of the ordinary shares on December 31, 2002.

Report of Compensation Committee on Executive Compensation

        This report is submitted by the Compensation Committee. The Compensation Committee consists of Messrs. Assia, Beilis and Geary. Messrs. Assia, Beilis and Geary are non-employee Directors. Pursuant to authority delegated by the Board of Directors, the Compensation Committee is responsible for reviewing and administering the Company's stock option plans and reviewing and approving salaries and other incentive compensation of the Company's officers and employees, including recommendations to the Board of Directors with respect to the grant of stock options to officers and employees.

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

        The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. Mr. Kinreich's planned objectives included: (1) implementing the 2002 operating plan, (2) building strategic relationships, and (3) executing product release plans. The Chief Executive Officer makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are reviewed by the Compensation Committee on a periodic basis.

        Bonus Compensation.    Our executive officers are eligible for quarterly cash bonuses, which are based primarily on corporate achievements and individual performance objectives that are established at the beginning and in the course of each year. After the completion of each quarter, the Compensation Committee reviews the attainment of corporate and individual objectives and recommends bonuses based on the extent to which corporate objectives were met or exceeded and individual contributions to the Company's overall performance. For the most recent fiscal year, the company did not pay any bonus compensation to its executive officers.

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

                    By the RadView Software Ltd. Compensation Committee
                    David Assia, Shai Beilis and, William J. Geary

Compensation Committee Interlocks and Insider Participation

        Messrs. Assia, Beilis and Geary constitute the Company's Compensation Committee. Messrs. Assia, Beilis and Geary are non-employee Directors. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

Director Compensation

        We reimburse our Directors for expenses incurred to attend meetings of our Board of Directors and any committees of the Board of Directors. We also grant an annual cash payment to our Directors, other than Mr. Kinreich, and grant options to purchase ordinary shares to our Directors from time to time and to comply with Israeli regulations.

COMPARATIVE SHARE PERFORMANCE GRAPH

        The following graph shows the cumulative shareholder return of the Company's ordinary shares from August 10, 2000 through December 31, 2002 as compared with that of the Nasdaq Composite and the Nasdaq Computer Index. The graph assumes the investment of $100 in the Company's ordinary shares and each of the comparison groups on August 10, 2000 and assumes the reinvestment of dividends. The Company has never declared a dividend on its ordinary shares. The ordinary share price performance depicted in the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to us regarding the beneficial ownership of our ordinary shares as of February 28, 2003, unless otherwise indicated, by: (i) each person known by us to beneficially own more than 5% of our ordinary shares; (ii) each Director of the Company; (iii) each executive officer named in the Summary Compensation Table above; and (iii) all of our Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares under options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2003 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to state community property laws, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Ownership percentages are based on 16,471,177 ordinary shares outstanding on February 28, 2003. Unless otherwise noted below, each shareholder's address is c/o RadView Software Ltd., 7 New England Executive Park, Burlington, Massachusetts 01803.

Name of Beneficial Owner:	Total Shares Beneficially Owned	Percentage of Ordinary Shares
Five Percent Shareholders:
Computer Associates International, Inc. (1)	1,635,067	9.9%
Formula Ventures (2)	2,604,823	15.8%
North Bridge Venture Partners (3)	1,666,666	10.1%
Sadot Research and Development Fund Ltd. (4)	1,510,959	9.2%
Zohar Zisapel (5)	2,079,522	12.6%
Yehuda Zisapel (6)	2,079,522	12.6%
Directors and Executive Officers:
Ilan Kinreich (7)	940,269	5.5%
Brian E. LeClair (8)	229,643	1.4%
Shai Beilis (2) (9)	2,695,873	16.3%
William Geary (3) (9)	1,747,916	10.6%
Robert Steinkrauss (10)	99,583	*
Kathleen A. Cote (11)	100,000	*
David Assia (12)	37,505	*
All executive officers and Directors as a group (7 persons) (2) (3) (7) (8) (9) (10) (11) (12)	5,850,789	33.2%

*
Represents beneficial ownership of less than one percent of our ordinary shares.

(1)
Computer Associates International, Inc. is a public company traded on The New York Stock Exchange. Based on its quarterly report on Form 10-Q for the quarterly period ended December 31, 2001 filed with the SEC on January 22, 2003, its directors are Russell M. Artzt, Kenneth Cron, Alfonse M. D'Amato, Sanjay Kumar, Jay W. Lorsch, Robert E. La Blanc, Lewis S. Ranieri, Walter P. Schuetze, William Stavropoulos and Alex Serge Vieux. The address of Computer Associates International, Inc. is One Computer Associates Plaza, Islandia, NY 11749.

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

(3)
Information is derived from the Schedule 13D, filed on September 3, 2002, by North Bridge Venture Management V, L.P.; North Bridge Venture Partners V-A, L.P.; North Bridge Venture Partners V-B, L.P.; Edward T. Anderson; Richard A. D'Amore; William J. Geary; James A. Goldstein; Jeffrey P. McCarthy; and Angelo J. Santinelli. Includes 1,116,870 ordinary shares owned of record by North Bridge Venture Partners V-A, L.P. and 549,856 ordinary shares owned of record by North Bridge Venture Partners V-B, L.P. The General Partner of both North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. is North Bridge Venture Management V, L.P. Mr. William J. Geary, one of our Directors, is a partner of North Bridge Venture Management V, L.P. Mr. Geary shares voting and investment power over these shares. However, he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Edward T. Anderson; Richard A. D'Amore; William J. Geary; James A. Goldstein; Jeffrey P. McCarthy; and Angelo J. Santinelli, by virtue of their management position in North Bridge entities, each have shared voting and dispositive power with respect to the shares held by North Bridge Venture Partners V, L.P. The address of both North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. is 950 Winter Street, Suite 4600, Waltham, MA 02451.

(4)
Information is derived in part from the Schedule 13G, filed on February 14, 2001, by Sadot Research and Development Fund Ltd. Represents 1,284,315 ordinary shares owned of record by Sadot Research and Development Fund Ltd. and 226,644 ordinary shares owned of record by Sadot Venture Capital Management (1992) Ltd. Sadot Research and Development Fund Ltd. is a publicly held Israeli company traded on the Tel Aviv Stock Exchange and the London Stock Exchange. Joseph Barath, Michal Zukerman-Schori, Ariella Zochoritzky, Graham Jeffrey Woolfman, Jack Elaad, and Joshua Maor are the directors of Sadot Research and Development Fund Ltd. and share voting and dispositive power with respect to the shares held by Sadot Research and Development Fund Ltd. Aviram Werthaim, Moti Weiss and Eilan Pinhas are the directors of Sadot Venture Capital Management (1992) Ltd. and share voting and dispositive power with respect to the shares held by Sadot Venture Capital Management (1992) Ltd. The address of Sadot Research and Development Fund Ltd. and Sadot Venture Capital Management (1992) Ltd. is Levinstein Tower, Derech Petach Tivka, P.O. Box 36136, Tel Aviv, Israel 61361. Sadot Venture Capital Management (1992) Ltd. disclaims beneficial ownership of the shares held by Sadot Research and Development Fund and Sadot Research and Development Fund disclaims beneficial ownership of the shares held by Sadot Venture Capital Management (1992) Ltd.

(5)
Represents 693,252 ordinary shares owned of record by Zohar Zisapel; 693,135 ordinary shares owned of record by Michael and Klil Holdings (93) Ltd.; and 693,135 ordinary shares owned of record by Lomsha Ltd. Zohar Zisapel is a principal shareholder and a director of each of Michael and Klil Holdings (93) Ltd. and Lomsha Ltd. Zohar Zisapel's address is 24 Raoul Wallenberg Street, Tel Aviv, Israel, 69719.

(6)
Yehuda Zisapel's address is 24 Raoul Wallenberg Street, Tel Aviv, Israel, 69719.

(7)
Includes 535,264 options exercisable within 60 days of February 28, 2003.

(8)
Includes 219,643 options exercisable within 60 days of February 28, 2003.

(9)
Includes 81,250 options exercisable within 60 days of February 28, 2003.

(10)
Represents 99,583 options exercisable within 60 days of February 28, 2003.

(11)
Represents 100,000 options exercisable within 60 days of February 28, 2003.

(12)
Represents 37,505 options exercisable within 60 days of February 28, 2003.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain information, as of December 31, 2002, regarding the Company's equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,633,750	$0.75	3,008,041
Equity compensation plans not approved by security holders (2)	2,033,458	$1.56	942,378

Total	4,667,198	$1.11	3,950,419

(1)
Relates to 2,950,000 options issued or issuable under the Company's U.S. Share Incentive Plan (2000) and 1,200,000 options available for issuance under the Company's Key Employee Share Incentive Plan (1996). Also includes 1,500,000 ordinary shares available to purchase by employees under the Company's Employee Share Purchase Plan. After the date of shareholder approval of the reservation of options under the Key Employee Share Incentive Plan, the board of directors amended certain provisions of the plan to comply with changes in the Israeli Income Tax Ordinance. These changes were submitted to the Israeli tax authorities for their approval.

(2)
Relates to options issued or issuable under the Company's Key Employee Share Incentive Plan (1996) (other than 1,200,000 options issuable under such plan that have received the approval of the Company's security holders) and options issued under the Company's Affiliate Employees Option Plan.

Material Features of the Key Employee Share Incentive Plan (1996)

        The Key Employee Plan is administered by the Compensation Committee, which has the authority to submit recommendations to the Board of Directors as to the issuance of options under the plan. All employees, directors and consultants of the Company and its affiliates are eligible to participate in the Key Employee Plan.

        Options granted under the Key Employee Plan after January 1, 2003 are intended to comply with the "capital gains" track of Section 102 of the Israeli Income Tax Ordinance.

        Stock options granted under the Key Employee Plan may not be granted at a price less than the par value of the ordinary shares on the date of grant. If any option award, or any part thereof, under the Key Employee Plan has not been exercised and the shares covered thereby not paid for within sixty-two (62) months after the date of grant (or any other period set forth in the instrument granting such option award), such option award, or such part thereof, and the right to acquire such shares, terminates. An option granted under the Key Employee Plan is exercisable, during the optionholder's lifetime, only by the optionholder and is not transferable by him or her except by will or by the laws of descent and distribution.

        After the termination of the optionholder's employment with the Company, or cessation of status as a director or consultant of the Company (other than by reason of death, disability or termination for cause as defined in the Key Employee Plan), all rights in respect of options held at the date of termination terminate within two weeks after the termination or cessation of status. Generally, in the event of the optionholder's termination for cause, all outstanding and unexercised options are forfeited.

        The Key Employee Plan may be amended by the Board of Directors of the Company. Each grantee is responsible for all personal tax consequences of the grant and the exercise thereof.

Material Features of the Affiliate Plan

        The Company's Board of Directors approved the Affiliate Employees Option Plan (the "Affiliate Plan") in 1997. The Company has reserved for issuance 75,240 ordinary shares under the Affiliate Plan. The Company has resolved that from the date of its initial public offering and thereafter it will not issue any additional options under the Affiliate Plan.

        The purpose of the Affiliate Plan was to provide incentives to employees, directors and consultants of affiliates of the Company belonging to the RAD-Bynet group of companies, by providing them with opportunities to purchase shares in the Company, in order to provide them with incentives to assist in the promotion of the Company's business. The Affiliate Plan is administered by the Compensation Committee.

        If any option award under the Affiliate Plan has not been exercised and the shares covered thereby not paid for within 62 months after the date of grant, unless otherwise agreed to by the Compensation Committee, such option award terminates. An option granted under the Affiliate Plan is exercisable, during the optionholder's lifetime, only by the optionholder and is not transferable by him or her except by will or by the laws of descent and distribution.

        After the termination of the optionholder's employment with any affiliate of the Company, or cessation of status as a director or consultant of any affiliate of the Company (other than by reason of death or disability), all rights in respect of options held at the date of termination terminate within two weeks after the termination or cessation of status. Generally, in the event of the optionholder's termination for cause, all outstanding and unexercised options are forfeited.

        The Affiliate Plan may be amended by the Company's Board of Directors. Each grantee is responsible for all personal tax consequences of the grant and the exercise thereof.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

PART IV

ITEM 14. CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        Within 90 days prior to the filing of this report, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls

        There were no significant changes in the company's internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)    Financial Statements.

        Financial statements are shown in the index in Item 8 of this report.

(a)(2)    Schedules.

        All schedules have been omitted because either they are not required, are not applicable or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

(a)(3)    Exhibits.

        The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
3.2	Amended and Restated Form of Articles of Association of Registrant (filed as Appendix B to the Company's Proxy Statement Pursuant to Section 14(a) for the Year Ended December 31, 2000, and incorporated herein by reference)
4.1	Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
4.2	Investor Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.1	Lease Agreement for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation) (filed as Exhibit 10.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.2	Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts, 01803 (filed as Exhibit 10.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.3	Lease Agreement for 890 Hillview Court, Suite 130, Milpitas, California 95035 (filed as Exhibit 10.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.4*	Amended and Restated Key Employee Share Incentive Plan (1996)
10.5	Amended and Restated United States Share Incentive Plan (2000) (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.6	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.7	Employee Share Purchase Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference)
10.8	Employment Agreement dated February 6, 2001 with Ilan Kinreich, President and Chief Executive Officer (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference)
10.9	Employment Agreement dated January 6, 2001 with Brian E. LeClair, Vice President and Chief Financial Officer (filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2001, and incorporated herein by reference)
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2001, and incorporated herein by reference)
23.1*	Consent of Independent Public Accountants
99.1*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)    Reports on Form 8-K.

        No reports on Form 8-K were filed in the three-month period ended December 31, 2002.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant, RadView Software Ltd., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, in the Commonwealth of Massachusetts, on this 25th day of March, 2003.

RADVIEW SOFTWARE LTD.
By:	/s/ ILAN KINREICH Ilan Kinreich President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ILAN KINREICH Ilan Kinreich	President, Chief Executive Officer and Director	March 25, 2003
/s/ SHAI BEILIS Shai Beilis	Director and Chairman of the Board	March 25, 2003
/s/ WILLIAM J. GEARY William J. Geary	Director	March 25, 2003
/s/ ROBERT STEINKRAUSS Robert Steinkrauss	Director	March 25, 2003
/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	March 25, 2003
/s/ DAVID ASSIA David Assia	Director	March 25, 2003
/s/ BRIAN E. LECLAIR Brian E. LeClair	Vice President and Chief Financial Officer	March 25, 2003

CERTIFICATIONS

Ilan Kinreich, President and Chief Executive Officer

        I, Ilan Kinreich, certify that:

1.
I have reviewed this annual report on Form 10-K of RadView Software Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ ILAN KINREICH Ilan Kinreich President and Chief Executive Officer

Brian E. LeClair, Vice President and Chief Financial Officer

        I, Brian E. LeClair, certify that:

1.
I have reviewed this annual report on Form 10-K of RadView Software Ltd.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.
The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.
The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 25, 2003	/s/ BRIAN E. LECLAIR Brian E. LeClair Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1	Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
3.2	Amended and Restated Form of Articles of Association of Registrant (filed as Appendix B to the Company's Proxy Statement Pursuant to Section 14(a) for the Year Ended December 31, 2000, and incorporated herein by reference)
4.1	Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
4.2	Investor Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.1	Lease Agreement for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation) (filed as Exhibit 10.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.2	Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts, 01803 (filed as Exhibit 10.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.3	Lease Agreement for 890 Hillview Court, Suite 130, Milpitas, California 95035 (filed as Exhibit 10.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.4*	Amended and Restated Key Employee Share Incentive Plan (1996)
10.5	Amended and Restated United States Share Incentive Plan (2000) (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.6	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.7	Employee Share Purchase Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference)
10.8	Employment Agreement dated February 6, 2001 with Ilan Kinreich, President and Chief Executive Officer (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference)
10.9	Employment Agreement dated January 6, 2001 with Brian E. LeClair, Vice President and Chief Financial Officer (filed as Exhibit 10.8 to the Company's Form 10-K for the year ended December 31, 2001, and incorporated herein by reference)
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2001, and incorporated herein by reference)
23.1*	Consent of Independent Public Accountants
99.1*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

QuickLinks

PART I
PART II
RADVIEW SOFTWARE, LTD. AND SUBSIDIARIES CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002 IN U.S. DOLLARS
INDEX
REPORT OF INDEPENDENT AUDITORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
RADVIEW SOFTWARE LTD. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands, except share data)
RADVIEW SOFTWARE LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands, except per share data)
RADVIEW SOFTWARE LTD. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands)
RADVIEW SOFTWARE LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
PART III
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
AGGREGATED OPTION EXERCISES IN 2002 AND FISCAL YEAR-END OPTION VALUES
Report of Compensation Committee on Executive Compensation
COMPARATIVE SHARE PERFORMANCE GRAPH
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
EQUITY COMPENSATION PLAN INFORMATION
PART IV
SIGNATURES
CERTIFICATIONS
EXHIBIT INDEX