Form 10-Q
period 2003-03-31
RADVIEW SOFTWARE LTD
filed 2003-05-15
CIK 1114999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2003

OR

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-31151

RADVIEW SOFTWARE LTD.

(Exact name of registrant as specified in its charter)

Israel	Not applicable
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act):  Yes ☐  No.  ☒.

As of April 30, 2003, there were 16,471,177 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$6,448	$7,566
Accounts receivable, net of reserves of $86 at March 31, 2003 and $171 at December 31, 2002	809	1,026
Prepaid expenses and other current assets	395	506
Total Current Assets	7,652	9,098

Property and Equipment, net	652	826
Other Assets	670	683

Total Assets	$8,974	$10,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$361	$358
Accrued expenses	1,306	1,503
Accrued restructuring charge, current portion	273	271
Deferred revenue	1,154	1,051
Total Current Liabilities	3,094	3,183

Long-term Liabilities:
Accrued restructuring charge, less current portion	269	341
Accrued severance	729	772
Total Long-Term Liabilities	998	1,113

Total Liabilities	4,092	4,296

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 16,605,177 shares at March 31, 2003 and December 31, 2002 Outstanding –16,471,177 shares at March 31, 2003 and December 31, 2002	42	42
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	54,863	54,888
Deferred compensation	(399)	(536)
Accumulated deficit	(49,524)	(47,983)
Total Shareholders’ Equity	4,882	6,311

Total Liabilities and Shareholders’ Equity	$8,974	$10,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Software licenses	$667	$978
Service	553	596
Total Revenues	1,220	1,574

Cost of Revenues:
Software licenses	20	13
Service	119	160
Total Cost of Revenues	139	173

Gross Profit	1,081	1,401

Operating Expenses:
Sales and marketing	1,230	1,438
Research and development	850	864
General and administrative	437	620
Stock-based compensation(1)	111	150
Nonrecurring expenses (Note 4)	—	334
Total Operating Expenses	2,628	3,406

Operating loss	(1,547)	(2,005)

Interest income, net	14	35
Other income (expense), net	(8)	25

Net loss	$(1,541)	$(1,945)

Net loss per share:
Net loss per share – Basic and diluted	$(0.09)	$(0.12)

Weighted average shares outstanding – Basic and diluted	16,471	16,433

(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$39	$44
Research and development	44	61
General and administrative	28	45
Total stock-based compensation	$111	$150

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(1,541)	$(1,945)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation	189	238
Property and equipment impairment write-off (Note 4)	—	16
Amortization of deferred compensation	111	150
Accrued severance pay	(43)	(43)
Changes in operating assets and liabilities—
Accounts receivable	217	273
Prepaid expenses and other current assets	111	93
Accounts payable	3	83
Accrued expenses	(197)	(309)
Accrued restructuring charge	(70)	93
Deferred revenue	103	(257)
Net cash used in operating activities	(1,117)	(1,608)

Cash Flows from Investing Activities:
Purchases of property and equipment	(15)	(45)
Decrease in other assets	13	28
Net cash used in investing activities	(2)	(17)

Cash Flows from Financing Activities:
Proceeds from employee share purchase plan	1	—
Net cash provided by financing activities	1	—

Decrease in cash and cash equivalents	(1,118)	(1,625)

Cash and cash equivalents, beginning of period	7,566	13,182
Cash and cash equivalents, end of period	$6,448	$11,557

Cash paid during period for interest	$4	$9

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

The Company has a history of incurring net losses and had an accumulated deficit of approximately $49.5 million at March 31, 2003.  The Company has funded these losses principally from proceeds from equity financing.  During the last two years, the Company restructured its business to significantly reduce total operating expenses through reductions in workforce and the termination of certain leases.  On April 30, 2003, the Company further restructured its operations by reducing its workforce, resulting in an approximately 28% reduction of quarterly operating expenses.  As a result of the restructuring, the Company expects to record a restructuring charge of approximately $250,000 in the second quarter of 2003 relating substantially to severance payments.  Management believes that existing cash and cash equivalents will be adequate to fund operations through March 31, 2004.

2.  Significant Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  The significant policies followed in the preparation of the condensed consolidated financial statements, applied on a consistent basis, are as follows:

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

Transactions and balances denominated in U.S. dollars are presented at their original amounts. Transactions and balances in other currencies are translated into U.S. dollars in accordance with the principles set forth in the Financial Accounting Standards Board of the United States (“FASB”) Statement of Financial Accounting Standards (“SFAS”) No. 52, Foreign Currency Translation. Accordingly, items have been translated as follows:

•                  Monetary Items – At the exchange rate in effect on the balance sheet date.

•                  Nonmonetary Items – At historical exchange rates.

•                  Revenue and Expense Items – At the exchange rates in effect as of the date of recognition of those items (excluding depreciation and other items deriving from nonmonetary items).

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.687 New Israeli Shekel (“NIS”) at March 31, 2003, U.S. $1.00 to NIS 4.737 at December 31, 2002, and U.S. $1.00 to NIS 4.668 at March 31, 2002.

(c)  Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2003, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2003 and 2002, are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the annual consolidated financial statements for 2002 and related notes included in the Company’s Form 10-K filed with the SEC on March 26, 2003.

(d)       Research and Development Cost

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

(f)           Employee Stock Options

At March 31, 2003, the Company has three stock option plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations (collectively “APB No. 25”).  Stock-based compensation included in the reported net loss relates to stock options issued to employees at an exercise price below the market price on the date of grant.  The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

	Three Months Ended March 31,
	2003	2002
	(In thousands)

Net loss attributable to ordinary shareholders, as reported	$(1,541)	$(1,945)
Add: Stock-based compensation included in reported net loss	111	150
Deduct: Total stock-based compensation expense under fair value based methods	(238)	(294)
Pro forma net loss attributable to ordinary shareholders	$(1,668)	$(2,089)

Net loss per share attributable to ordinary shareholders:
As reported	$(0.09)	$(0.12)
Pro forma	$(0.10)	$(0.13)

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

The calculation of diluted net loss per share excludes outstanding stock options because their inclusion would be antidilutive.  There were approximately 5,110,000 stock options outstanding at March 31, 2003 and approximately 2,809,000 stock options outstanding at March 31, 2002.

4.  Nonrecurring Expenses

The following is a reconciliation of the accrued restructuring charges for the three-month periods ended March 31, 2002 and 2003.

Description	Balance, Beginning of Period	Provision	Payments and Write-offs	Balance, End of Period
	(In thousands)
Three Months Ended-
March 31, 2002:
Employee severance costs	$—	$218	$(177)	$41
Idle-lease costs	231	46	(42)	235
Property and equipment impairment	—	47	(17)	30
Vendor contract termination fees	—	23	(5)	18
	$231	$334	$(241)	$324
March 31, 2003:
Employee severance costs	$—	$—	$—	$—
Idle-lease costs	612	—	(70)	542
Property and equipment impairment	—	—	—	—
Vendor contract termination fees	—	—	—	—
	$612	$—	$(70)	$542

Amounts payable within one year have been classified as a current liability in the accompanying condensed consolidated balance sheets.

5.  Disclosures About Segments of an Enterprise

To date, the Company has viewed its operations and has managed its business as principally one operating segment.

The Company’s revenues by the geographic location of the customer are as follows:

	Three months ended March 31,
	2003	2002
	(in thousands)

United States	$778	$884
Europe	174	205
Israel	162	190
Other	106	295
Total revenues	$1,220	$1,574

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

On April 30, 2003, the Company restructured its operations by reducing its workforce, resulting in an approximately 28% reduction of quarterly operating expenses.  The Company expects to record a restructuring charge of approximately $250,000 in the second quarter of 2003 relating substantially to severance payments.  As a result of the restructuring, the Company has appointed Mr. Christopher Dineen as the Chief Financial Officer effective on June 1, 2003.  Mr. Dineen was previously the Company’s Vice President of Finance.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2003	2002
Revenues:
Software licenses	54.7%	62.1%
Services	45.3%	37.9%
Total revenues	100.0%	100.0%

Cost of revenues:
Software licenses	1.6%	0.8%
Services	9.8%	10.2%
Total cost of revenues	11.4%	11.0%

Gross profit	88.6%	89.0%

Operating expenses:
Sales and marketing	100.8%	91.4%
Research and development	69.7%	54.9%
General and administrative	35.8%	39.4%
Stock-based compensation	9.1%	9.5%
Nonrecurring charges	0.0%	21.2%
Total operating expenses	215.4%	216.4%

Loss from operations	(126.8)%	(127.4)%

Other income:
Interest income, net	1.1%	2.2%
Other income (expense), net	(0.6)%	1.6%

Net loss	(126.3)%	(123.6)%

Three Months Ended March 31, 2003 and 2002

Revenues

Total Revenues. Total revenues were $1.2 million for the three months ended March 31, 2003 and $1.6 million for the same period in 2002, which represents a decrease of $354,000, or 22.5%.  Total revenues decreased due to declines in both software licenses revenues and service revenues.

Software Licenses.  Software license revenues for the three months ended March 31, 2003 decreased $311,000, or 31.8%, as compared to the same period in 2002.  This decrease consisted of a decline in software license revenues of $73,000 from U.S. customers and $238,000 from international customers, both declines resulting from lower unit volume sales attributable to weakness in the global economy and slower technology spending.

Services.  Service revenues for the three months ended March 31, 2003 decreased $43,000, or 7.2%, as compared to the same period in 2002.  This decrease consisted of a decline in services revenues of $49,000 from U.S. customers, offset by a $6,000 increase of services revenues from international customers.  The decrease in U.S. service revenues resulted from the decline in maintenance services and training services that typically accompany software license orders.  The increase in international service revenues resulted from providing support and maintenance services to a larger installed customer base internationally.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses increased from $13,000, or 1.3% of software license revenue, for the three months ended March 31, 2002 to $20,000, or 3.0% of software license revenue, for the same period in 2003.  The increase was due to increased royalties due to third party software vendors.

Cost of Services. Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services decreased from $160,000, or 26.8% of service revenue, for the three months ended March 31, 2002 to $119,000, or 21.5% of service revenue, for the same period in 2003.  The decrease was due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in the first quarter of 2002.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses decreased from $1.4 million, or 91.4% of total revenues, for the three months ended March 31, 2002 to $1.2 million, or 100.8% of total revenues, for the same period in 2003.  The decrease in absolute dollars was due primarily to headcount reductions of sales and marketing personnel during the first quarter of 2002.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses decreased from $864,000 or 54.9% of total revenues, for the three months ended March 31, 2002, to $850,000, or 69.7% of total revenues, for the same period in 2002.  The decrease in absolute dollars was due primarily to headcount reductions of research and development personnel during the first quarter of 2002.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses decreased from $620,000, or 39.4% of total revenues, for the three months ended March 31, 2002 to $437,000, or 35.8% of total revenues, for the same period in 2003.  The decrease in absolute dollars was due to lower professional fees incurred in 2003 as compared to 2002.

Stock-based Compensation. Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value and to all equity instruments issued to nonemployees.  For stock options granted to employees, the difference between the exercise price and the estimated fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options.  For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option.  Stock-based compensation expense was $111,000 for the three months ended March 31, 2003 compared to $150,000 for the same period in 2002.  These decreases resulted from the forfeiture of employee stock options for terminated employees for whom stock-based compensation was originally recorded.

Deferred compensation on the unvested options is included as a component of shareholders’ equity and amortized to stock-based compensation expense over the vesting period of the underlying options.  Deferred stock-based compensation totaled $399,000 at March 31, 2003, and will result in additional charges to operations through May 2004.

Nonrecurring Expenses.  Nonrecurring expenses totaled $334,000 for the three months ended March 31, 2002 and consisted of restructuring charges.  The restructuring charge was incurred in January 2002, when we implemented additional restructuring plans in an effort to lower operating costs.  The restructuring plans and related charges recorded in the first quarter of 2002 consisted of severance costs for terminated employees of $218,000, lease termination costs of $46,000, fixed asset impairment and other costs of $70,000.  A total of 26 employees were terminated, or approximately 27% of the then current workforce, of whom 13 employees were from sales and marketing, 11 employees were from research and development, and two employees were from general and administrative.

Interest Income, Net. Interest income, net consists principally of interest earned on cash investments.  Interest income, net was $14,000 for the three months ended March 31, 2003 compared to $35,000 for the same period in 2002.  The decreases in interest income resulted from lower invested cash balances and lower interest rates in 2003 as compared to 2002.

Other Income (Expense), Net. Other income (expense), net consists principally of currency translation gains and losses.  There was other expense of $8,000 for the three months ended March 31, 2003 compared to other income of $25,000 for the same period in 2002.  The change was due to exchange rate fluctuations.

Income Taxes.  The Company has estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $15.0 million through March 31, 2003 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income.  There will be no tax benefit available from these losses and no deferred income taxes have been included in the Company’s financial statements.

The Company’s U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $26.5 million through March 31, 2003.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2023.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $6.4 million as of March 31, 2003 compared to $7.6 million as of December 31, 2002.

Cash used in operating activities was $1.1 million for the three months ended March 31, 2003 and $1.6 million for the same period in 2002.  Cash used in operating activities for the three months ended March 31, 2003 was due to a net loss of $1.5 million, a decrease of $43,000 in accrued severance pay, a decrease of $197,000 in accrued expenses, and a decrease of $70,000 in accrued restructuring charge, offset, in part, by depreciation of $189,000, amortization of deferred compensation of $111,000, a decrease of $217,000 in accounts receivable, a decrease of $111,000 in prepaid expenses, an increase in accounts payable of $3,000, and an increase in deferred revenue of $103,000.  Cash used for the three months ended March 31, 2002 was due to the net loss of $1.9 million and a decrease of $43,000 in accrued severance pay, a decrease of $309,000 in accrued expenses, and a decrease of $257,000 in deferred revenue, offset, in part, by depreciation of $238,000, property and equipment impairment write-offs of $16,000, amortization of deferred compensation of $150,000, a decrease of $273 in accounts receivable, a decrease of $93,000 in prepaid expenses, an increase of $83,000 in accounts payable, and an increase of $93,000 in accrued restructuring charge.

Cash used in investing activities was $2,000 for the three months ended March 31, 2003 and $17,000 for the same period in 2002.  Cash used in investing activities for the three months ended March 31, 2003 was primarily for purchases of $15,000 in property and equipment, offset, in part, by a decrease of $13,000 in other assets.  Cash used in investing activities for the three months ended March 31, 2002 was primarily for purchases of $45,000 in property and equipment, offset, in part, by a decrease of $28,000 in other assets.

Cash provided by financing activities was $1,000 for the three months ended March 31, 2003.  There was no cash used in financing activities for the three months ended March 31, 2002.

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2005.  As of March 31, 2003, the future total lease payments under these leases were as follows: $440,000 in 2003, $517,000 in 2004, and $166,000 in 2005.

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

Through March 31, 2003, we have used $28.8 million of the net proceeds from our initial public offering as follows:

•                  $1.8 million for capital expenditures;

•                  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

•                  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

•                  $100,000 for the repurchase of ordinary shares; and

•                  $21.7 million for working capital.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

99.1*                                            Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

(b) Reports on Form 8-K:

No reports on Form 8-K were filed in the three-month period ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.

Date: May 15, 2003	/s/ BRIAN E. LECLAIR
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

Date: May 15, 2003	/s/ Ilan Kinreich
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

Date: May 15, 2003	/s/ Brian E. LeClair
Brian E. LeClair
Vice President and Chief Financial Officer