Form 10-Q
period 2003-06-30
RADVIEW SOFTWARE LTD
filed 2003-08-13
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act):  Yes ☐   No ☒

As of July 31, 2003, there were 16,494,313 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current Assets:
Cash and cash equivalents	$5,012	$7,566
Accounts receivable, net of reserves of $83 at June 30, 2003 and $171 at December 31, 2002	886	1,026
Prepaid expenses and other current assets	384	506
Total Current Assets	6,282	9,098

Property and Equipment, net	535	826
Other Assets	586	683

Total Assets	$7,403	$10,607

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$395	$358
Accrued expenses	1,072	1,503
Accrued restructuring charge, current portion	377	271
Deferred revenue	1,173	1,051
Total Current Liabilities	3,017	3,183

Long-term Liabilities:
Accrued restructuring charge, less current portion	223	341
Accrued severance	570	772
Total Long-Term Liabilities	793	1,113

Total Liabilities	3,810	4,296

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 16,617,814 shares at June 30, 2003 and 16,605,177 shares at December 31, 2002; Outstanding – 16,483,814 shares at June 30, 2003 and 16,471,177 shares at December 31, 2002	42	42
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	54,842	54,888
Deferred compensation	(272)	(536)
Accumulated deficit	(50,919)	(47,983)
Total Shareholders’ Equity	3,593	6,311

Total Liabilities and Shareholders’ Equity	$7,403	$10,607

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Software licenses	$622	$801	$1,289	$1,779
Service	589	617	1,142	1,213
Total Revenues	1,211	1,418	2,431	2,992

Cost of Sales:
Software licenses	15	12	35	25
Service	111	159	230	319
Total Cost of Sales	126	171	265	344

Gross Profit	1,085	1,247	2,166	2,648

Operating Expenses:
Sales and marketing	1,040	1,378	2,270	2,816
Research and development	650	851	1,500	1,715
General and administrative	406	482	843	1,102
Stock-based compensation (1)	103	129	214	279
Restructuring charges (Note 4)	245	131	245	465
Total Operating Expenses	2,444	2,971	5,072	6,377

Operating loss	(1,359)	(1,724)	(2,906)	(3,729)

Interest income, net	10	34	24	69
Other income (expense)	(46)	53	(54)	78

Net loss	$(1,395)	$(1,637)	$(2,936)	$(3,582)

Net loss per share:
Net loss per share – Basic and diluted	$(0.08)	$(0.10)	$(0.18)	$(0.22)

Weighted average number of shares outstanding used in computing basic and diluted net loss per share	16,478	16,459	16,474	16,452

(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$28	$44	$67	$88
Research and development	36	47	80	108
General and administrative	39	38	67	83
Total stock-based compensation	$103	$129	$214	$279

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2003	2002
Cash Flows from Operating Activities:
Net loss	$(2,936)	$(3,582)
Adjustments to reconcile net loss to net cash used in operating activities–
Depreciation	372	481
Property and equipment impairment write-off (Note 4)	—	43
Amortization of deferred compensation	214	279
Accrued severance pay	(202)	(31)
Changes in operating assets and liabilities–
Accounts receivable, net	140	432
Prepaid expenses and other current assets	122	41
Accounts payable	37	(160)
Accrued expenses	(431)	(194)
Accrued restructuring charge	(12)	72
Deferred revenue	122	(143)
Net cash used in operating activities	(2,574)	(2,762)

Cash Flows from Investing Activities:
Purchases of property and equipment	(81)	(59)
Decrease in other assets	97	12
Net cash provided by (used in) investing activities	16	(47)

Cash Flows from Financing Activities:
Proceeds from shares issued	4	—
Net cash provided by financing activities	4	—

Decrease in cash and cash equivalents	(2,554)	(2,809)

Cash and cash equivalents, beginning of period	7,566	13,182
Cash and cash equivalents, end of period	$5,012	$10,373

Cash paid during period for interest	$8	$15

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.  Operations

RadView Software Ltd. (collectively with its subsidiaries, the “Company”) is an Israeli corporation.  The Company develops, markets and supports software that enables organizations to verify the scalability, efficiency and reliability of web applications, and facilitates their rapid development.

The Company has a history of incurring net losses and had an accumulated deficit of approximately $50.9 million as of June 30, 2003.  The Company has funded these losses principally from proceeds from equity financing.  Over the last two years, the Company has restructured its business to significantly reduce total operating expenses through reductions in workforce and the termination of certain leases.  On April 30, 2003, the Company further restructured its operations by reducing its workforce, resulting in an approximately 23% reduction of quarterly operating expenses.  Management believes that existing cash and cash equivalents will be adequate to fund operations through June 30, 2004.

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

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.312 New Israeli Shekel (“NIS”) at June 30, 2003, U.S. $1.00 to NIS 4.737 at December 31, 2002, and U.S. $1.00 to NIS 4.769 at June 30, 2002.

(c)  Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2003 and the condensed consolidated statements of operations for the three and six months ended June 30, 2003 and 2002, and the condensed consolidated statements of cash flows for the six months ended June 30, 2002 and 2003 are unaudited but, in the opinion of management, include all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The condensed consolidated results of operations for the three and six months ended June 30, 2003 are not necessarily indicative of the results to be expected for the entire fiscal year.  These condensed consolidated financial statements should be read in conjunction with the annual consolidated financial statements for 2002 and related notes included in the Company’s Form 10-K filed with the SEC on March 26, 2003.

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

(f)           Employee Stock Options

At June 30, 2003, the Company has three stock option plans.  The Company accounts for those plans under the recognition and measurement principles of Accounting Principles Board Opinion No. 25 Accounting for Stock Issued to Employees and related interpretations (collectively “APB No. 25”).  Stock-based compensation included in the reported net loss relates to stock options issued to employees at an exercise price below the market price on the date of grant.  The following table illustrates the effect on net loss and earnings per share if the Company had applied the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands, except per share data)

Net loss, as reported	$(1,395)	$(1,637)	$(2,936)	$(3,582)
Add: Stock-based compensation included in reported net loss	103	129	214	279
Deduct: Total stock-based compensation expense determined under fair value based methods	(214)	(238)	(452)	(532)
Pro forma net loss	$(1,506)	$(1,746)	$(3,174)	$(3,835)

Basic and diluted net loss per share
As reported	$(0.08)	$(0.10)	$(0.18)	$(0.22)
Pro forma	$(0.09)	$(0.11)	$(0.19)	$(0.23)

3.  Earnings Per Share

Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented.  Basic and diluted net loss per ordinary share was determined by dividing net loss by the weighted average number of ordinary shares outstanding during the period.  Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company’s potential additional ordinary shares were antidilutive.

The calculation of diluted net loss per share excludes outstanding stock options because their inclusion would be antidilutive.  There were approximately 4,365,000 stock options outstanding as of June 30, 2003 and approximately 2,608,000 stock options outstanding as of June 30, 2002.

4.  Restructuring Charges

The following is a reconciliation of the activity in the accrued restructuring charge for each of the six-month periods ended June 30, 2002 and 2003:

Description	Balance, Beginning of Period	Provision	Payments and Write-offs	Balance, End of Period
	(In thousands)
Six Months Ended-
June 30, 2002:
Employee severance costs	$—	$349	$(276)	$73
Idle-lease costs	231	46	(64)	213
Property and equipment impairment	—	43	(43)	—
Vendor contract termination fees	—	27	(10)	17
	$231	$465	$(393)	$303
June 30, 2003:
Employee severance costs	$—	$207	$(105)	$102
Idle-lease costs	612	26	(144)	494
Property and equipment impairment	—	4	—	4
Vendor contract termination fees	—	8	(8)	—
	$612	$245	$(257)	$600

On April 30, 2003, the Company restructured its operations resulting in an approximately 23% reduction of quarterly operating expenses.  The restructuring charge totaled $245,000 and consisted of employee severance costs, facility termination charges, idle-lease costs, property and equipment impairment, and vendor contract termination fees.  Employee severance costs for the six months ended June 30, 2003 resulted from the termination of 20 employees, of whom 6 were sales and marketing employees, 11 were research and development employees, and 3 were general and administrative employees.

Amounts payable within one year have been classified as a current liability in the accompanying condensed consolidated balance sheets.

5.  Disclosures About Segments of an Enterprise

To date, the Company has viewed its operations and has managed its business as principally one operating segment.

The Company’s revenues by the geographic location of the customer are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)

United States	$804	$927	$1,582	$1,811
Europe	81	131	255	336
Israel	167	180	329	370
Other	159	180	265	475
Total revenues	$1,211	$1,418	$2,431	$2,992

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

Overview

RadView develops, markets and supports software that enables companies to assure the scalability, efficiency and reliability of web applications.  In 1997, we introduced our first web-testing product, WebLOAD, which was initially focused on assessing the scalability of web applications.  Since then, we have enhanced the functionality of WebLOAD to provide an integrated solution to assess the performance and accelerate the deployment of web applications.  In February 2000, we introduced WebRM, which is designed to facilitate the systematic verification of web application quality throughout the application development lifecycle and to accelerate the deployment of high performance web applications.  In August 2001, we introduced WebFT, a testing tool for verification of the functionality of web applications.  In July 2003, we introduced WebLOAD Analyzer, a solution for use in identifying the root-cause of performance problems within web applications

On April 30, 2003, the Company restructured its operations by reducing its workforce, resulting in an approximately 23% reduction of quarterly operating expenses.  As a result of the restructuring, the Company appointed Mr. Christopher Dineen as the Chief Financial Officer effective on June 1, 2003.  Mr. Dineen was previously the Company’s Vice President of Finance.

Application of Critical Accounting Policies

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

Revenue Recognition

We recognize software license revenues upon delivery of our software to customers, provided persuasive evidence of an agreement exists, the fee is fixed or determinable and collection of the related receivable is probable.  We allocate our software license revenues under arrangements where we sell software and services together under one contract to each element based on its relative fair value, with these fair values being determined using the price charged when that element is sold separately.  If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, we defer the fair value of the undelivered elements and recognize the remaining value for the delivered elements.

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

Stock Options

We account for stock options issued to employees under the intrinsic method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.  Under this approach we do not record any expense unless the exercise price of a granted option is greater than the fair market price of our ordinary shares on the date of grant.   We have provided disclosures of impact to our reported net loss and earnings per share if we had applied the fair value provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Revenues:
Software licenses	51.4%	56.5%	53.0%	59.5%
Service	48.6	43.5	47.0	40.5
Total revenues	100.0	100.0	100.0	100.0

Cost of Sales:
Software licenses	1.2	0.9	1.4	0.8
Service	9.2	11.2	9.5	10.7
Total cost of sales	10.4	12.1	10.9	11.5

Gross Profit	89.6	87.9	89.1	88.5

Operating Expenses:
Sales and marketing	85.9	97.2	93.4	94.1
Research and development	53.7	60.0	61.7	57.3
General and administrative	33.5	34.0	34.7	36.9
Stock-based compensation	8.5	9.1	8.7	9.3
Restructuring charges	20.2	9.2	10.1	15.5
Total operating expenses	201.8	209.5	208.6	213.1

Operating loss	(112.2)	(121.6)	(119.5)	(124.6)

Interest income, net	0.8	2.4	0.9	2.3
Other income (expense)	(3.8)	3.8	(2.2)	2.6

Net loss	(115.2)%	(115.4)%	(120.8)%	(119.7)%

Three and Six Months Ended June 30, 2003 and 2002

Revenues

Total Revenues. Total revenues were $1.2 million for the three months ended June 30, 2003 and $1.4 million for the same period in 2002, which represents a decrease of $207,000, or 14.6%.  Total revenues were $2.4 million for the six months ended June 30, 2003 and $3.0 million for the same period in 2002, which represents a decrease of $561,000, or 18.8%.  Total revenues decreased due to declines in both software licenses revenues and service revenues.

Software Licenses.  Software license revenues were $622,000 for the three months ended June 30, 2003 and reflects a decrease of $179,000, or 22.3%, as compared to software license revenues of $801,000 for the same period in 2002.  This decrease consisted of a decline in software license revenues of $19,000 from U.S. customers and $160,000 from international customers.

Software license revenues were $1.3 million for the six months ended June 30, 2003 and reflects a decrease of $490,000, or 27.5%, as compared to software license revenues of $1.8 million for the same period in 2002.  This decrease consisted of a decline in software license revenues of $109,000 from U.S. customers and $381,000 from international customers.

 The decreases in software license revenues for the three and six months ended June 30, 2003 as compared to the same periods in 2002, resulted from lower unit volume sales attributable to weakness in the global economy and slower technology spending.

Services.  Service revenues were $589,000 for the three months ended June 30, 2003, showing a decrease of $28,000, or 4.5%, as compared to service revenues of $617,000 for the same period in 2002.  This decrease consisted of a decline in services revenues of $72,000 from U.S. customers, offset, in part, by an increase in services revenues of $44,000 from international customers.

Service revenues were $1.1 million for the six months ended June 30, 2003, representing a decrease of $71,000, or 5.9%, as compared to service revenues of $1.2 million for the same period in 2002.  This decrease consisted of a decline in services revenues of $121,000 from U.S. customers, offset, in part, by a $50,000 increase of services revenues from international customers.

The decrease in U.S. service revenues resulted from the decline in maintenance services and training services that typically accompany software license orders.  The increase in international service revenues resulted from providing support and maintenance services to a larger installed customer base internationally.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses increased from $12,000, or 1.5% of software license revenue, for the three months ended June 30, 2002 to $15,000, or 2.4% of software license revenue, for the same period in 2003.  Cost of software licenses increased from $25,000, or 1.4% of software license revenue, for the six months ended June 30, 2002 to $35,000, or 2.7% of software license revenue, for the same period in 2003.

Cost of Services. Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services decreased from $159,000, or 25.8% of service revenue, for the three months ended June 30, 2002 to $111,000, or 18.8% of service revenue, for the same period in 2003.  Cost of services decreased from $319,000, or 26.3% of service revenue, for the six months ended June 30, 2002 to $230,000, or 20.1% of service revenue, for the same period in 2003.  These decreases were due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in 2002 and 2003.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses decreased from $1.4 million, or 97.2% of total revenues, for the three months ended June 30, 2002 to $1.0 million, or 85.9% of total revenues, for the same period in 2003.  Sales and marketing expenses decreased from $2.8 million, or 94.1% of total revenues, for the six months ended June 30, 2002 to $2.3 million, or 93.4% of total revenues, for the same period in 2003.  These decreases were due primarily to headcount reductions of sales and marketing personnel in 2002 and 2003.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses decreased from $851,000, or 60.0% of total revenues, for the three months ended June 30, 2002, to $650,000, or 53.7% of total revenues, for the same period in 2003.  Research and development expenses decreased from $1.7 million, or 57.3% of total revenues, for the six months ended June 30, 2002, to $1.5 million, or 61.7% of total revenues, for the same period in 2003.  The decrease in absolute dollars was due primarily to headcount reductions of research and development personnel in 2002 and 2003.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses decreased from $482,000, or 34.0% of total revenues, for the three months ended June 30, 2002 to $406,000, or 33.5% of total revenues, for the same period in 2003.  General and administrative expenses decreased from $1.1 million, or 36.9% of total revenues, for the six months ended June 30, 2002 to $843,000, or 34.7% of total revenues, for the same period in 2003.  These decreases were due to lower professional fees incurred in 2003 as compared to 2002 and headcount reductions of general and administrative personnel in 2003.

Stock-based Compensation. Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value at the date of grant and to all equity instruments issued to nonemployees.  For stock options granted to employees, the difference between the exercise price and the estimated fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options.  For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option.  Stock-based compensation expense was $103,000 for the three months ended June 30, 2003 compared to $129,000 for the same period in 2002.  Stock-based compensation expense was $214,000 for the six months ended June 30, 2003 compared to $279,000 for the same period in 2002.  These decreases resulted from the forfeiture of employee stock options for terminated employees for whom stock-based compensation was originally recorded.

Deferred compensation on the unvested options is included as a component of shareholders’ equity and amortized to stock-based compensation expense over the vesting period of the underlying options.  Deferred stock-based compensation totaled $272,000 at June 30, 2003, and will result in additional charges to operations through May 2004.

Restructuring Charges.  Restructuring charges totaled $245,000 for the three months ended June 30, 2003 and $131,000 for the same period in 2002.  Restructuring expenses totaled $245,000 for the six months ended June 30, 2003 and $465,000 for the same period in 2002.

The restructuring charge of $245,000 for the six months ended June 30, 2003 was incurred in April 2003, when we restructured our operations by reducing our workforce.  The charge consisted of severance costs for terminated employees of $207,000, lease termination costs of $26,000, fixed asset impairment and other costs of $12,000.  A total of 20 employees were terminated, or approximately 27% of the then current workforce, of whom 6 employees were from sales and marketing, 11 employees were from research and development, and three employees were from general and administrative.

The restructuring charges of $465,000 recorded in the six months ended June 30, 2002, were incurred in January 2002, when we implemented restructuring plans in an effort to lower operating costs.  The restructuring plans and related charges recorded in the first quarter of 2002 consisted of severance costs for terminated employees of $349,000, lease termination costs of $46,000, property and equipment impairment and other costs of $70,000.  A total of 26 employees were terminated, or approximately 27% of the then current workforce, of whom 13 employees were from sales and marketing, 11 employees were from research and development, and two employees were from general and administrative.

Interest Income, Net. Interest income, net consists principally of interest earned on cash investments.  Interest income, net was $10,000 for the three months ended June 30, 2003 compared to $34,000 for the same period in 2002.  Interest income, net was $24,000 for the six months ended June 30, 2003 compared to $69,000 for the same period in 2002.  The decreases in interest income resulted from lower invested cash balances and lower interest rates in 2003 when compared to 2002.

Other Income (Expense), Net. Other income (expense), net consists principally of currency translation gains and losses.  There was other expense of $46,000 for the three months ended June 30, 2003 compared to other income of $53,000 for the same period in 2002.  There was other expense of $54,000 for the six months ended June 30, 2003 compared to other income of $78,000 for the same period in 2002.  These changes were due to exchange rate fluctuations.

Income Taxes.  The Company has estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $16.1 million through June 30, 2003 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable income.  There will be no tax benefit available from these losses and no deferred income taxes have been included in the Company’s consolidated financial statements.

The Company’s U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $26.8 million through June 30, 2003.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2023.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $5.0 million as of June 30, 2003 compared to $7.6 million as of December 31, 2002.

Cash used in operating activities was $2.6 million for the six months ended June 30, 2003 and $2.8 million for the same period in 2002.  Cash used in operating activities for the six months ended June 30, 2003 was due to a net loss of $2.9 million, a decrease of $202,000 in accrued severance pay, a decrease of $431,000 in accrued expenses, and a decrease of $12,000 in accrued restructuring charge, offset, in part, by depreciation of $372,000, amortization of deferred compensation of $214,000, a decrease of $140,000 in accounts receivable, a decrease of $122,000 in prepaid expenses, an increase of $37,000 in accounts payable and an increase of $122,000 in deferred revenue.  Cash used in operating activities for the six months ended June 30, 2002 was due to a net loss of $3.6 million, a decrease of $31,000 in accrued severance pay, a decrease of $160,000 in accounts payable, a decrease of $194,000 in accrued expenses, and a decrease of $143,000 in deferred revenue, offset, in part, by depreciation of $481,000, amortization of deferred compensation of $279,000, other non-cash charges of $43,000, a decrease of $432,000 in accounts receivable, a decrease of $41,000 in prepaid expenses, and an increase of $72,000 in accrued restructuring charge.

Cash provided by investing activities was $16,000 for the six months ended June 30, 2003 and cash used in investing activities was $47,000 for the same period in 2002.  Cash provided by investing activities for the six months ended June 30, 2003 was primarily from a decrease in other assets of $97,000, offset, in part, by purchases of

$81,000 in property and equipment.  Cash used in investing activities for the six months ended June 30, 2003 was primarily for purchases of $59,000 in property and equipment, offset, in part, by a decrease of $12,000 in other assets.

Cash from investing activities was $4,000 for the six months ended June 30, 2003 and there was no cash used in financing activities for the six months ended June 30, 2002.  Cash from financing activities for the six months ended June 30, 2002 consisted of $3,000 of proceeds from shares issued and $1,000 from proceeds from employee share purchase plan.

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2005.  As of June 30, 2003, the future total lease payments under these leases, before reductions for idle-lease costs of $494,000 included in accrued restructuring, were as follows: $293,000 in 2003, $517,000 in 2004, and $166,000 in 2005.

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

The Company conducts business in various foreign currencies, primarily in Europe and Israel.  As a result, the Company is exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses.  The Company does not use foreign exchange forward contracts to hedge its foreign currency denominated receivables.  Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect the consolidated results of the Company.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

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

Through June 30, 2003, we have used $30.2 million of the net proceeds from our initial public offering as follows:

•                  $1.9 million for capital expenditures;

•                  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

•                  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

•                  $100,000 for the repurchase of ordinary shares; and

•                  $23.0 million for working capital.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

31.1*                    Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*                    Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32*                             Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

(b) Reports on Form 8-K:

•                  On April 30, 2003, RadView Software Ltd. issued a press release announcing its earnings for the quarter ended March 31, 2003.

•                  On May 15, 2003, RadView Software Ltd. appointed Christopher Dineen as Chief Financial Officer effective June 1, 2003.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.

Date: August 12, 2003	/s/ CHRISTOPHER DINEEN
Christopher Dineen
Chief Financial Officer