Form 10-K
period 2003-12-31
RADVIEW SOFTWARE LTD
filed 2004-03-29
CIK 1114999

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2003

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

        Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq SmallCap Market, of voting shares held by non-affiliates at June 30, 2003: $2,822,536 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant's Ordinary Shares). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 18, 2004, there were 20,401,097 shares of the registrant's Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are "dormant" shares for purposes of Israeli law.

i

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may," and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section titled "Risk Factors." Our business may have changed since the date hereof, and we undertake no obligation to update the forward-looking statements in this Annual Report of Form 10-K.

PART I

Item 1.    BUSINESS

        Unless the context otherwise requires, "RadView," "us," "we" and "our" refer to RadView Software Ltd. and its subsidiaries.

Company Overview

        RadView provides innovative application testing software and services that enable companies to evaluate and measure the performance of their business-critical web applications. Our software allows companies to accelerate the development and deployment of their web applications and enables the successful implementation of their strategies involving their websites. We also provide support and maintenance services to our installed base of customers.

        We were incorporated in Israel in 1991 and conducted our operations in Israel from 1993 until April 2000, when we relocated our corporate offices to the United States. We maintain our research and development operations in Israel. In August 2000, we completed the initial public offering of our ordinary shares, raising $35.3 million after offering costs.

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

  •
  WebLOAD Analyzer: a powerful performance management solution that provides a comprehensive view at any layer of the distributed application system for diagnosing and pinpointing problem areas so they can be resolved quickly and efficiently.

        Over 1,450 customers worldwide have purchased our products, including Fortune 1000 Companies such as Anheuser-Busch, Audi, Bank of America, Best Western, British Telecom, Federal Express,

Fidelity Investments, Hewlett-Packard, IBM, Microsoft, Mitsubishi, Philip Morris, Sun Microsystems and The Vanguard Group.

2003 Business Highlights

        In February 2003, we entered into a distribution agreement with Ixia for the use of our WebLOAD product on Ixia's hardware platform to create a network application verification solution. This enables enterprise network users to validate, in a single integrated solution, both the application and network performance before deployment and prior to updates. We receive royalties from Ixia based on its sales of our product included in the network application verification solution. At any time before the second anniversary of the agreement, Ixia has the option to purchase a royalty-free license to distribute our WebLOAD product for a fee of $1.0 million plus a reduced royalty for the 12-month period after exercise.

        In April 2003, we implemented a restructuring plan to lower our quarterly operating expenses by approximately 30% through a workforce reduction. The cost reductions contributed to the reduction in our net loss from $6.5 million in 2002 to $5.1 million in 2003.

        In June 2003, we released new versions of two products, WebLOAD and WebFT. The key features of WebLOAD 6.0 are the ability to execute client-side browser activity in a scalable and portable manner and the addition of a new visual script development environment. WebFT 2.5 introduced support for testing web services and new reporting capabilities, followed by WebFT 3.0 in December 2003 featuring multiple browser testing capabilities.

        In June 2003, we entered into an agreement to license and distribute, under a private label, technology from AltaWorks, Inc., a provider of performance management solutions. As a result of this agreement, in July 2003, we introduced WebLOAD Analyzer, a software solution for diagnosing and pinpointing the root-cause of performance problems prior to an application's rollout.

Industry Background

Distributed Computing Environments

        Historically, companies relied on traditional client/server applications to perform internal business processes and share information. The rapid growth and acceptance of the Internet has fundamentally changed the way companies now conduct business and has enabled the proliferation of distributed computing environments.

        Today, these distributed computing environments have the following attributes:

  •
  Scope: may include any combination of client/server environments, the Internet, intranets and extranets;

  •
  Structure: may be composed of a complex system of rapidly evolving hardware and software technologies, all of which may be geographically dispersed throughout the world;

  •
  Usage: commonly used to communicate, obtain and share information, sell goods and services, interact with customers, suppliers and partners; and

  •
  Accessibility: users can access the application from any location at any time.

        An integral element of software technology used in today's distributed computing environments is the web application.

Characteristics of Web Applications

        Web applications are becoming the standard for new application software. We believe that web applications will eventually displace legacy client/server systems. Web applications have the following characteristics that present significant challenges to their successful development, deployment and ongoing operation:

  •
  Complexity. Web applications typically involve the integration of many hardware and software components and technologies from multiple vendors often requiring close collaboration among a wide array of technology, media and graphic specialists;

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

Importance of Web Application Integrity and Performance

        As companies move various aspects of their businesses to corporate intranets, extranets and the Internet, they are placing greater reliance on their web applications. At the same time, web applications continue to become more complex, which produces a higher risk of failure. If a company's Web applications operate erroneously, perform poorly, or fail entirely, the resulting financial and business costs can be substantial, including lost revenues, customer defections, business interruptions and damage to a company's reputation. In order to successfully compete, companies must rapidly deploy Web applications of high quality and robust performance.

        The performance of web applications includes the following key elements:

  •
  Integrity: must operate as designed with full functionality accurately intact;

  •
  Scalability: must be able to accommodate very large numbers of concurrent users and complex usage patterns;

  •
  Efficiency: must operate rapidly and efficiently without deteriorating response time or processing bottlenecks; and

  •
  Reliability: must consistently function as intended when deployed and integrated into a company's existing and evolving systems.

Our Market Opportunity

        We believe that the distributed environment segment of the automated software quality, or ASQ, market is where virtually all the growth of the ASQ market will be realized in the next few years, and that there is a significant market opportunity for solutions that test and verify the integrity, scalability, efficiency and reliability of web applications to facilitate their rapid deployment. This is due to the expanded use of the Internet and corporate intranets and extranets, the need for high quality software, and the increase in the criticality of web applications for the success of businesses.

        In our view, this growing market opportunity is best addressed by solutions that:

  •
  efficiently and accurately simulate real world operating conditions;

  •
  offer integrated and comprehensive performance assessment capabilities;

  •
  allow performance assessment and error detection early in development process;

  •
  provide detailed performance analysis to assist companies in better identifying and quickly resolving performance bottlenecks and other problems; and

  •
  enable collaboration among all parties involved in the development and deployment of web applications.

Our Solution

        We are a premier provider of software that enables companies to assure the integrity and performance of business-critical web applications. We address the functionality and performance requirements of web applications throughout their product lifecycle, from initial design through development, deployment and ongoing modifications and upgrades. In meeting these requirements, companies are able to mitigate the financial and business costs that can result from unsuccessful deployment and failures of their web applications. Companies that test their web applications using our solutions benefit from earlier detection of potentially costly problems such as performance bottlenecks, scalability issues, and functionality limitations. This results in significantly reduced costs and increased speed to market needed to successfully launch high performing, reliable web applications.

Our Strategy

        Our objective is to be a leading provider of web application testing and performance software solutions that enable companies to successfully implement their web-based business strategies by assuring the performance of their business-critical web applications. Key elements of our strategy are:

Increase Revenues

        Our net loss was $17.4 million in 2001, $6.5 million in 2002 and $5.1 million in 2003. The decrease in the net loss over the past three years has resulted from reduced operating costs as a result of our restructuring efforts, partially offset by a decline in our revenues. Following the global decline in information technology spending since 2001, we lowered our operating costs several times to more closely align costs with our expected revenues. We are focused on increasing our revenues in order to continue to reduce our operating loss and ultimately achieve operating income and positive cash flow.

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

        In 2003, we introduced a web application testing solution that executes client-side browser activity in a scalable and portable manner. We also released a root-cause analysis testing tool in the pre-deployment stage of web applications development using technology provided a third party pursuant to a distribution agreement.

        We intend to further extend our product leadership through the introduction of a product suite that will address all major areas of web application testing.

Develop and Expand Strategic Relationships

        We believe that strategic relationships with industry leaders will enable us to accelerate our market penetration and visibility, and maintain our technology leadership. We collaborate with leading technology companies such as Sun Microsystems, as well as other Internet software and service providers. These strategic relationships help to ensure that our software is optimized for use with their product offerings and allow us to promote market awareness of our products. In February 2003, we formed a strategic relationship with Ixia for the use of our WebLOAD product on Ixia's hardware platform to create a network application verification solution. This new solution enables enterprise network users to validate, in a single integrated solution, both the application and network performance before deployment and prior to updates. We plan to continue to develop strategic technology and marketing relationships with leading providers of web-related software.

        We will continue to capitalize on outsourcing trends by leveraging relationships with testing service providers, such as KeyLabs, and technology labs. Many companies are outsourcing the development, testing and hosting of their web applications to third parties. We continue to believe that web integration, testing and hosting service providers represent a market opportunity for our software.

        Additionally, we plan to expand our indirect distribution capabilities both in the U.S. and internationally. In the U.S., we expect to add industry-specific distribution capabilities through distributors and resellers focusing on the government sector, including departments within U.S. Government. Internationally, we plan to expand our geographic coverage through the addition of distributors and resellers in geographic locations in which we currently do not have a direct presence, such as the Far East.

Leverage Our Installed Customer Base

        To date, we have licensed our software to over 1,450 companies worldwide, including companies such as Audi, Best Western, Deutsche Bank, Federal Express, Fidelity Investments, and Philip Morris. Approximately 50% of our product orders are received from existing customers. These orders are typically the result of upgrades or expansions to their previously purchased licenses. For example, upon payment of additional license fees, an existing customer of our load-testing product may increase either or both the maximum number of allowable simulated users that can be generated from within the product and the number of end-users allowed to operate the product. In addition, as we introduce new products that complement our existing products, we believe there is a significant opportunity to increase our revenues through our installed customer base.

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

  •
  WebRM: enterprise software that promotes efficient use of resources, facilitates collaboration and enables increased productivity by allowing developers, quality assurance, or QA, and information technology staff to share the same testing technologies, methodologies and resources throughout the application development life cycle. This enables the systematic verification of web application quality at all stages and facilitates rapid deployment;

  •
  WebFT: software that offers accurate, reliable and highly efficient functional testing under real-world conditions across multiple applications and databases, isolating defects and problems that could impact web application performance; and

  •
  WebLOAD Analyzer: a software solution for diagnosing and pinpointing production performance problems prior to an application's rollout. Its unique combination of analyzing internal and external application data provides users with the ability to diagnose problems and determine the root cause of performance issues typically not found until the application is in production.

        Together, our products provide a comprehensive solution that enables users to verify their application's integrity, scalability, efficiency and reliability at each point in the application development cycle. We believe our products are the only products that combine all aspects of the web application performance verification process into an integrated solution using a unified test script. Our products are designed specifically for web-based applications, and employ Internet-standard technologies. Using a standards-based approach makes our products easier to use and readily adaptable to new technology standards.

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

        Designed for Web Applications.    Our software is specifically designed for the complex web-based computing environment and is based on Internet standards, such as JavaScript, Java, ActiveX, HTML, XML, and DOM. This enables efficient simulation of very large numbers of users, extreme fluctuations in traffic and complex user demands placed on web applications and allows our software to be readily adaptable to emerging Internet technologies.

        Detailed Performance Analysis.    Our software automatically monitors over 75 performance criteria and supports an extensive number of additional user-defined criteria. Unlike other solutions, companies using our products have the ability to verify the performance of web applications for each simulated user or transaction. By identifying the points in a user's interaction where a web application fails, our comprehensive measurement and reporting mechanisms expedite the process of problem resolution.

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

        WebLOAD can run simultaneously multiple different scripts that reflect different user interactions with the underlying application. These differences may be task based, for example, a retail application might mix browsers with purchasers, or based on other user characteristics, such as their connection speed, the browser they are using, or their Secure Socket Layer, or SSL, which is an encryption configuration.

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

WebRM

        WebRM addresses the needs of companies to systematically verify web application quality and standardize their web application performance solution across the application design, development, quality assurance and information technology functions. It allows companies to share WebLOAD resources, so that a web application's architecture, design, implementation and hardware environment can all be tested using the same technology at each step of the development life cycle. Verification performed earlier in the development process generally results in earlier problem detection, lower costs and more rapid application development. Companies using WebRM can therefore capitalize on WebLOAD's comprehensive, integrated, standard-based approach to facilitate the rapid delivery of higher quality web applications.

        Key features and benefits of WebRM include:

        Flexible Management of Resources.    Customers who license WebRM receive a fixed number simulated users, or virtual clients, which may be distributed throughout the enterprise on an as-needed basis. For example, a customer with a license for 10,000 virtual clients could allocate all 10,000 virtual clients for use in one performance session, or alternatively, could conduct several concurrent performance sessions with any number of virtual clients, up to an aggregate of 10,000 virtual clients.

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

WebLOAD Analyzer

        WebLOAD Analyzer is a powerful solution for managing and ensuring optimal performance of your distributed application server environment by identifying the root cause of performance issues highlighted during load and stress testing. WebLOAD Analyzer monitors and collects detailed information on the application infrastructure and correlates that information with user transaction activity and traffic bursts. This combination of internal data with external activity provides detailed information on areas that are operating outside of expected and acceptable thresholds, so users can quickly isolate and resolve their performance issues.

        WebLOAD Analyzer works in conjunction with our load testing solution, WebLOAD, for an integrated and comprehensive perspective on performance. Measurements from end-user transactions and load levels generated by WebLOAD are integrated and correlated with the information collected by WebLOAD Analyzer's data adapters for a comprehensive view of performance at any layer of the distributed application system.

        When performance issues are encountered, you can examine the relationship of the load level along with application servers, database servers, and operating system information occurring at the same time, to drill-down to the specific level. This integrated and detailed information allows rapid diagnosis and detection of inter-related performance issues that would previously have gone undetected or would consume extensive resources to pinpoint.

        In July 2003, we introduced WebLOAD Analyzer. We license the technology for WebLOAD Analyzer from AltaWorks Corporation and distribute it under our private label. We are obligated to pay AltaWorks royalties based on our end-user revenues derived from WebLOAD Analyzer.

Services

        Services consist of support and maintenance and training services. Support and maintenance services include technical support services via telephone and e-mail and product enhancements. Support and maintenance arrangements are generally purchased for 12-month terms. Training services consist of introductory and advanced courses on the use of our software products.

Customers

        To date, we have licensed our software to over 1,450 customers worldwide. Our customers include Fortune 1000 companies and other companies across a broad range of industries, including financial services, technology, retail, manufacturing, telecommunication, health care and education.

        Our customers are located primarily in North America, Europe, Asia-Pacific, and the Middle East. Revenues derived from North America as a percent of total revenues were 70.2% in 2001, 61.4% in 2002 and 69.2% in 2003. While we expect to continue to derive the majority of our revenues from North America, we expect to derive an increasing percentage of our revenues from Europe and Asia-Pacific resulting from anticipated expansion of our international distribution capacity.

Sales and Marketing

        Sales.    We sell our products principally through a direct sales force. Our direct sales force consists of sales personnel and sales engineers located at our corporate headquarters in Burlington, Massachusetts, as well as offices throughout the United States, Israel, Germany and the United Kingdom. In addition, we have indirect channel partners, principally consisting of web system integrators, web hosting companies, independent software vendors and international distributors in Europe, Israel and Asia. Revenues from our indirect distribution channels as a percentage of total revenues were 9.2% in 2001, 12.2% in 2002 and 12.4% in 2003. We expect revenues from indirect channels to increase as we expand our distribution capacity with resellers in Asia-Pacific and resellers to the U.S. Government.

        Marketing.    We engage in a variety of product marketing activities and provide product information through our website. We offer free trials of our WebLOAD and WebFT software that can be downloaded from our website. Our marketing programs are aimed at informing customers of the benefits of our software, increasing the market awareness of our products and generating demand for our products. Our marketing strategy includes public relations initiatives, focused lead generation activities, participation in trade shows and conferences, web seminars, promoting special events and cultivating relationships with key technology analysts about the competencies and benefits of our products.

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

Research and Development

        Our research and development efforts are focused on enhancing our core technology and developing additional functionality and capabilities for our products. We conduct our research and development principally from our facility in Israel. Our software development approach consists of a methodology that provides guidelines for planning, controlling and implementing projects. This approach uses a cross-functional, team-based development and release process. Our development group works closely with our sales and marketing groups, who provide customer and market requirements, and senior management who provide strategic input, to assist in defining product direction and to ensure that the right products are brought to market. Members of our research and development group have extensive experience working with web technologies and software testing solutions. We believe that our future performance will depend in large part on our ability to enhance our current product line, develop new products and provide innovative solutions for verifying the performance and scalability of web applications. Our research and development expenses were $6.0 million in 2001, $3.3 million in 2002, and $2.8 million in 2003.

Product Technology and Architecture

        Our technologies are built on an open, portable architecture, based on industry standard technologies. Our products may be deployed on Windows NT, Windows 2000, Windows XP, Windows 2003, Sun Solaris and Linux operating systems. Our products incorporate the Internet standard scripting language, JavaScript, enabling our customers to easily develop, deploy and manipulate the scripts required to assess the performance of their web applications. We have also extended JavaScript to enable integration of Java, ActiveX and XML and work with other standard web technologies, such as SSL encryption schemes. Integration with these standard technologies helps ensure our products are available for use regardless of the customer's operating environment.

        Use of JavaScript as a core technology enables our products to perform extensive functional verification capabilities. Our DOM extensions readily make XML available to the script developer in a familiar setting making it easier to extend a web application to include XML interactions. Our efficient browser emulator minimizes the use of computer memory, thereby enabling companies to simulate a larger number of virtual clients in order to place considerable load, or stress, on the underlying application infrastructure.

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

Competition

        The web application performance and testing solutions market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Our primary competitors include companies who offer application-testing software, such as Mercury Interactive and Empirix. We also compete against companies that provide a broader spectrum of development tools that include some verification functionality, such as Rational Software. In addition, we compete with companies like Quest Software whose main offering is application performance management software.

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

        To expand our customer base, we must continue to innovate and improve the performance of our products. Although we believe that our products compete favorably with respect to these factors, our market is subject to constant change. We may not be able to maintain our competitive position against current and potential competitors, especially those with significantly greater financial, marketing, service, technical and other resources.

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

        We license the technology for our WebLOAD Analyzer product from AltaWorks Corporation under a distribution agreement. AltaWorks retains all intellectual property rights to its technology.

Employees

        As of December 31, 2003, we had 55 employees worldwide, of whom 28 were employed in research and development, 15 in sales and marketing, 6 in management and administration and 6 in technical support. Of our employees, 16 are based in the United States, 35 are based in Israel and 4 are based in Europe. None of our employees is represented by a labor union and we consider our relations with employees to be good.

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

Available Information

        We are subject to the informational requirements of the Securities Exchange Act of 1934, or the Exchange Act. Therefore, we file periodic reports, proxy statements and other information with the Securities and Exchange Commission, or the SEC. Such reports, proxy statements and other information may be obtained by visiting the Public Reference Room of the SEC at 450 Fifth Street, N.W., Washington, D.C. 20549 or by calling the SEC at 1-800-SEC-0330. In addition, the SEC maintains an Internet website at www.sec.gov that contains reports, proxy statements and other information regarding issuers that file electronically with the SEC.

        You can access financial and other information on our Internet website at www.radview.com under the heading titled "Investors." We have made all reports and amendments to reports available on our website free of charge. We also make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC.

Item 2.    PROPERTIES

        We do not own any real property. We lease an 11,228 square foot facility in Burlington, Massachusetts for our corporate headquarters under a lease that expires in December 2004. In addition, we lease 10,136 square feet in Tel Aviv, Israel for our principal research and development and international sales operations under a lease that expires in August 2005. We also lease space for our sales operations in Milpitas, California and in the United Kingdom. We believe that the properties leased by us are adequate for all of our present and near-term needs.

Item 3.    LEGAL PROCEEDINGS

        To our knowledge we are not involved in any legal proceedings that are material to our business or financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  (a)
  The Company held an Annual Meeting of Shareholders, or the Annual Meeting, on October 29, 2003.

  (b)
  Shai Beilis, Ilan Kinreich, William J. Geary, Kathleen A. Cote and Robert Steinkrauss were elected as directors at the Annual Meeting. The term of David Assia as a director continued after the Annual Meeting.

  (c)
  The following are the proposals that were considered at the Annual Meeting, together with the results for the respective proposals.

    PROPOSAL 1—To elect the following individuals to the Company's Board of Directors.

Director Nominee	Votes In Favor	Votes Withheld
Shai Beilis	15,600,799	22,723
Ilan Kinreich	15,600,199	23,323
William J. Geary	15,600,199	23,323
Kathleen A. Cote	15,611,899	11,623
Robert Steinkrauss (1)	15,610,999	12,523

      (1)
      Indicates an External Director Nominee elected to the Company's Board of Directors, to serve as an External Director under the Israeli Companies Law.

    PROPOSAL 2—to ratify and approve the selection of Luboshitz Kasierer, an affiliate member of Ernst & Young International, as the Company's independent auditors for the year ending December 31, 2003. The proposal was approved with 15,611,140 shares voted in favor, 11,182 shares voted against, and 1,200 abstentions.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Ordinary Shares

        Our ordinary shares are traded on the Nasdaq SmallCap Market under the symbol "RDVW." The high and low intra-day sales prices for our ordinary shares for the quarterly periods from January 1, 2002 through March 18, 2004 were as follows:

	Low Sales Price	High Sales Price
Year Ended December 31, 2002:
Quarter ended March 31, 2002	$0.31	$0.64
Quarter ended June 30, 2002	$0.20	$0.40
Quarter ended September 30, 2002	$0.19	$0.45
Quarter ended December 31, 2002	$0.11	$0.45
Year Ended December 31, 2003:
Quarter ended March 31, 2003	$0.12	$0.22
Quarter ended June 30, 2003	$0.12	$0.52
Quarter ended September 30, 2003	$0.22	$0.85
Quarter ended December 31, 2003	$0.54	$1.35
Year Ending December 31, 2004:
Quarter ended March 31, 2003 (through March 18, 2004)	$0.61	$0.98

        On February 11, 2004, we received a letter from the Nasdaq under which we were informed that we do not comply with Marketplace Rule 4320(e)(2)(B). This rule requires a listed company to meet one of three tests involving shareholders' equity, market capitalization or net income. The staff is reviewing the Company's eligibility for continued listing on The Nasdaq SmallCap Market. We have provided the Nasdaq with our plan to achieve and sustain compliance with the Nasdaq SmallCap Market minimum shareholders' equity requirement of $2.5 million. Nasdaq is currently reviewing our plan. We may not be able to meet the listing requirements or to convince Nasdaq that our plan is sufficient.

Holders of Record

        As of March 18, 2004, there were approximately 150 holders of record and, we believe, approximately 1,700 beneficial owners of our ordinary shares.

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

        Through December 31, 2003, we have used $32.2 million of the net proceeds of $35.3 million from our initial public offering as follows:

  •
  $1.9 million for capital expenditures;

  •
  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

  •
  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

  •
  $100,000 for the repurchase of ordinary shares; and

  •
  $25.0 million for working capital.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following is our historical selected consolidated financial data and is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected consolidated financial data set forth below as of December 31, 2002 and 2003 and for each of the years ended December 31, 2001, 2002 and 2003 are derived from our audited financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 1999, 2000, and 2001 and for the years ended December 31, 1999 and 2000 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Statements of Operations Data:
Revenues:
Software licenses	$4,701	$8,994	$5,829	$3,389	$2,549
Services	409	1,796	2,817	2,379	2,287

Total revenues	5,110	10,790	8,646	5,768	4,836

Cost of revenues:
Software licenses	340	572	271	63	147
Nonrecurring royalty reversal	—	—	—	(448)	—
Services	67	478	1,169	631	426

Total cost of revenues	407	1,050	1,440	246	573

Gross profit	4,703	9,740	7,206	5,522	4,263

Operating expenses:
Sales and marketing	3,973	11,599	13,898	5,255	4,131
Research and development	1,705	5,223	6,046	3,316	2,802
General and administrative	1,192	3,068	2,857	2,223	1,764
Stock-based compensation	234	1,418	878	509	387
Restructuring charges	—	—	1,671	929	245

Total operating expenses	7,104	21,308	25,350	12,232	9,329

Loss from operations	(2,401)	(11,568)	(18,144)	(6,710)	(5,066)

Other income (expense):
Interest income (expense), net	(305)	565	693	127	32
Other income (expense), net	(35)	18	20	34	(51)

Net loss	(2,741)	(10,985)	(17,431)	(6,549)	(5,085)

Dividend to certain preferred shareholders	—	2,585	—	—	—

Net loss attributable to ordinary shareholders	$(2,741)	$(13,570)	$(17,431)	$(6,549)	$(5,085)

Basic and diluted net loss attributable to ordinary shareholders	$(0.80)	$(1.51)	$(1.07)	$(0.40)	$(0.31)

Weighted average number of shares used in computing basic and diluted net loss attributable to ordinary shareholders	3,414	8,968	16,346	16,455	16,595

	As of December 31,
	1999	2000	2001	2002	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$8,165	$33,469	$13,182	$7,566	$3,075
Working capital	7,002	26,591	10,935	5,915	1,534
Total assets	10,850	39,713	17,425	10,607	5,155
Long-term debt, less current portion	3,562	—	—	—	—
Related party loan, less current portion	1,332	—	—	—	—
Total shareholders' equity	2,851	29,004	12,351	6,311	1,796

ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as "believe," "anticipates," "expects," "intends," "plans," "will," "may," and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described later in this section under the title "Risk Factors." Our business may have changes since the date hereof, and we undertake no obligation to update these forward-looking statements.

Overview

        We develop, market and support software that enables companies to assure the scalability, efficiency and reliability of web applications. In 1997, we introduced WebLOAD, a single-user load testing solution, which provides an integrated solution to assess the performance and accelerate the deployment of web applications. In February 2000, we introduced WebRM, a multiple-user load testing solution, which extends the functionality of WebLOAD to facilitate the collaborative testing efforts of both small and large testing teams to verify web application quality throughout the application development lifecycle. In August 2001, we introduced WebFT, a testing tool for verification of the functionality of web applications. In July 2003, we introduced WebLOAD Analyzer, a solution for identifying the root-cause of performance problems within web applications.

        We derive the majority of our license revenues from perpetual licenses of our load testing products and, to a lesser extent, our functional testing and root-cause analysis products. We derive the majority of our services revenues from support and maintenance arrangements and, to a lesser extent, from training and consulting services. Substantially all of our revenues are denominated in U.S. dollars.

        We measure our operating success using both financial and non-financial metrics. The financial metrics include revenue, gross profit, operating expenses, and income (loss) from continuing operations, as well as cash position and operating cash flow (deficit). Other key metrics include product orders by industry segment, average deal size, repeat customer orders, and the portion of revenue that is generated by indirect channels.

        Our revenues have declined from $8.6 million in 2001, to $5.8 million in 2002 and $4.8 million in 2003, as a result of the following factors:

  •
  Economic: Unfavorable economic conditions for technology spending have resulted in the decline in the number of orders for our products in each year from 2000 to 2003. In particular, we experienced a significant decline in orders from companies that relied heavily on the Internet to drive their business. While we believe that economic conditions will be improved in 2004, if economic conditions weaken again, we may experience adverse effects on our business.

  •
  Customer Demand: Demand for our higher-priced solutions has decreased, resulting in a decline in the average deal size from 2001 to 2002; however, the average deal size improved slightly from 2002 to 2003. The shift in demand is partially attributable to an increase in web applications deployed over internal computing environments, such as intranets and extranets, which typically have lower traffic capacity requirements than for web applications deployed over the Internet. In addition, demand for our solutions in general has decreased because many companies are favoring vendors that offer a broader scope of application testing solutions. We are responding to lower demand trends by introducing an integrated testing suite in 2004 that we expect will improve our appeal to the market and increase our average deal size.

  •
  International Business: Software license revenues from international customers decreased from $2.0 million in 2001 to $1.5 million in 2002, and $777,000 in 2003, as a result of declining orders from our Asia Pacific distributors, slow economic conditions, especially in Europe, and the challenges of managing a geographically dispersed sales organization. We plan to address geographic specific issues through focused management attention in 2004.

  •
  Resources and Spending: Reductions in the size of our sales force and lower marketing spending from 2000 to 2003 have adversely impacted our ability to distribute and create demand for our products, resulting in a decline in our revenues and a loss of market share. We expect to improve our distribution capabilities through the use of resellers and strategic partners both in the U.S. and internationally. We expect to create demand for our products through continued cost-effective targeted marketing efforts.

        Although our annual revenues declined from 2002 to 2003, our quarterly revenues remained relatively stable throughout 2003. As we execute on our plan to release a web application testing suite and expand our distribution capacity with resellers and strategic partners, we believe that our quarterly revenues will increase gradually throughout 2004.

        We have incurred net losses since our inception. Our net loss was $17.4 million in 2001, $6.5 million in 2002 and $5.1 million in 2003. Net losses have declined as a result of significant cost reductions achieved through our restructuring efforts over the last three years undertaken in response to the decline in our revenues over that same period. If we are to achieve future profitability, we must increase our revenues while maintaining the current levels of, or even decreasing, our operating expenses.

        Cash used in operating activities was $15.7 million in 2001, $5.4 million in 2002 and $4.6 million in 2003, attributable primarily to our net losses, partially offset by noncash charges such as depreciation expense and stock based compensation along with changes in current assets and liabilities. We expect that operating expenses and, to a lesser extent, our planned capital expenditures, will constitute a material use of our cash resources.

        Our cash balance was $3.1 million as of December 31, 2003. In March 2004, we completed a private placement of our ordinary shares, warrants and the right to purchase additional shares. We realized net proceeds of approximately $1.8 million from this private placement. We believe that our existing cash and cash equivalents, along with the net proceeds from this private placement, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

Application of Critical Accounting Estimates

General

        We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the U.S. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. To fully understand and evaluate our reported financial results, we believe it is important to understand the significant estimates and judgments applied as they relate to our policies for revenue recognition, software development costs, restructuring costs and accounting for stock options. More detailed descriptions of these policies are provided in Note 2 to the consolidated financial statements.

Revenue Recognition

        Our revenue recognition approach requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured. Determination of criteria (3) and (4) is based on management's judgments regarding the fixed nature of the fee charged for services rendered and products delivered, and the collectibility of those fees. Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

Software Development Costs

        Software development costs incurred from the point of reaching technological feasibility until the time of general product release should be capitalized. We define technological feasibility as the completion of a working model. The determination of technological feasibility requires the exercise of judgment by our management. Because we sell our products in a market that is subject to rapid technological change, new product development and changing customer needs, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. For us, the period in which we can capitalize software development costs is very short, so the amounts that could be capitalized are not material to our financial statements. Therefore, we have charged all such costs to research and development expense in the period incurred

Restructuring Charges

        In 2001, 2002 and 2003, we recorded significant restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we have estimated the costs for certain under-utilized facilities and have made assumptions regarding a potential sub-lessee's future rental rate, as well as the amount of time required to identify a sub-lessee. To date, our actual restructuring costs have approximated the estimated costs recorded; however, actual future costs of amounts not yet paid may differ from these estimates.

Accounting for Stock Options

        We account for stock options issued to employees under the intrinsic method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under this approach we do not record any expense at the time the options are granted unless the exercise price of a granted option is below the fair market price of our ordinary shares on the date of grant. We have provided disclosures of impact to our reported net loss and net loss per share if we had applied the fair value method. The pro forma fair value disclosures requires the application of estimates, such as estimated expected life of the options and estimated market volatility for our ordinary shares. These estimates are based on management's review of historical option lives and computations of market volatility for our ordinary shares.

Results of Operations

        The following table sets forth the consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2001	2002	2003
Revenues:
Software licenses	67.4%	58.8%	52.7%
Services	32.6%	41.2%	47.3%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Software licenses	3.1%	1.1%	3.0%
Nonrecurring royalty reversal	0.0%	(7.8)%	0.0%
Services	13.6%	11.0%	8.8%

Total cost of revenues	16.7%	4.3%	11.8%

Gross profit	83.3%	95.7%	88.2%

Operating expenses:
Sales and marketing	160.8%	91.1%	85.4%
Research and development	69.9%	57.5%	57.9%
General and administrative	33.0%	38.6%	36.5%
Stock-based compensation	10.2%	8.8%	8.0%
Restructuring charges	19.3%	16.1%	5.1%

Total operating expenses	293.2%	212.1%	192.9%

Loss from operations	(209.9)%	(116.4)%	(104.7)%

Other income, net:
Interest income, net	8.0%	2.3%	0.7%
Other income (expense), net	0.3%	0.6%	(1.1)%

Net loss	(201.6)%	(113.5)%	(105.1)%

Years Ended December 31, 2002 and 2003

Revenues

        Total Revenues.    Total revenues were $5.8 million in 2002 and $4.8 million in 2003. Total revenues decreased $932,000, or 16.2%, due to a $194,000 decrease in total revenues from customers in the U.S. and a $738,000 decrease in total revenues from international customers. The decreases in total revenues are attributable to lower unit volume sales of software licenses and, to a lesser extent, a decline in related services revenues.

        Software Licenses.    Software license revenues were $3.4 million in 2002 and $2.5 million in 2003, and decreased $840,000, or 24.8%. Software license revenues from U.S. customers decreased $125,000 from $1.9 million in 2002 to $1.8 million in 2003, as a result of weakness in the U.S. economy. Software license revenues from international customers decreased $715,000 from $1.5 million in 2002 to $777,000 in 2003, attributable to slower technology spending throughout Europe, and a decrease in orders from our Asia Pacific distributors.

        Services.    Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services. Service revenues were $2.4 million in 2002 and $2.3 million in 2003, and decreased $92,000, or 3.9%. Service revenues from U.S. customers decreased $69,000 from $1.7 million in 2002 to $1.6 million in 2003. Service revenues from international customers decreased $23,000 from $719,000 in 2002 and $696,000 in 2003. These decreases were due primarily as a result of a decline in related software license orders. The decrease in service revenues from international customers was less significant than the decrease in software licenses revenues from international customers due to improved renewals of annual support and maintenance contracts.

Cost of Revenues

        Cost of Software Licenses.    Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses was $63,000 in 2002, or 1.9% of software license revenue, compared to $147,000 in 2003, or 5.8% of software license revenue. The increase in cost of software licenses resulted primarily from a one-time license fee to a third-party in 2003 of $42,000 and royalties payable to a third party totaling $23,000 based on revenues from our WebLOAD Analyzer product introduced in 2003.

        Nonrecurring Royalty Reversal.    The nonrecurring royalty reversal in 2002 relates to a change in estimate of our royalty obligations to the Government of Israel, through the Office of Chief Scientist. Through 1996, we received grants totaling $605,000 from the Office of the Chief Scientist that were used to fund a predecessor product. We were obligated to pay royalties based on revenues derived from sales of products funded with these grants, up to 150% of certain grant amounts received. In October 2002, the Office of Chief Scientist completed its examination of our technology and our use of grant funds and concluded that our remaining royalty obligation was $166,000. As a result, we reversed $448,000 of accrued royalties, which has been reflected as a reduction in cost of product sales during the fourth quarter of 2002.

        Cost of Services.    Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services was $631,000 in 2002, or 26.5% of service revenues, compared to $426,000 in 2003, or 18.6% of service revenue. This decrease was due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in the first half of 2002 and the first half of 2003.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing costs such as advertising and product promotion. Sales and marketing expenses were $5.3 million in 2002, or 91.1% of total revenues, compared to $4.1 million in 2003, or 85.4% of total revenues. This decrease was due primarily to a 24% reduction of headcount in sales and marketing personnel and approximately $75,000 in reductions in discretionary marketing program costs in 2003. We expect that the continuing effect of the 2003 cost reductions will result in lower sales and marketing expenses in 2004.

        Research and Development.    Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products. Research and development expenses were $3.3 million in 2002, or 57.5% of total revenues, compared to $2.8 million in 2003, or 57.9% of total revenues. This decrease was due primarily to a 34% reduction of headcount in research and development personnel. We believe that our current staffing resources are sufficient to achieve our product delivery objectives in 2004. We expect that the continuing effect of the 2003 cost reductions will result in lower research and development expenses in 2004.

        General and Administrative.    General and administrative expenses consist principally of executive, finance and administrative salaries and related expenses. General and administrative expenses were $2.2 million in 2002, or 38.5% of total revenues, compared to $1.8 million in 2003, or 36.5% of total revenues. The decrease in absolute dollars was due to a 25% reduction of headcount in general and administrative personnel. We expect that general and administrative expenses in 2004 will remain relatively constant compared to 2003.

        Stock-based Compensation.    Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value at date of grant and to all equity instruments issued to nonemployees. For stock options granted to employees, the difference between the exercise price and the fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options. For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option. Stock-based compensation expense was $509,000 in 2002 compared to $387,000 in 2003. The decrease resulted from the cancellation of employee stock options for terminated employees for whom stock-based compensation was originally recorded.

        Deferred compensation on the unvested options is included as a component of shareholders' equity and amortized to stock-based compensation expense over the vesting period of the underlying options. Deferred stock-based compensation totaled $89,000 at December 31, 2003, and will result in additional charges to operations through May 2004.

        Restructuring Expenses.    Restructuring expenses were $929,000 in 2002 and $245,000 in 2003.

        The restructuring charges recorded in 2002 were incurred as a result of the implementation of restructuring plans in an effort to further lower operating costs. The restructuring charges of $929,000 in 2002 consisted of severance costs for terminated employees of $349,000, idle-lease costs of $474,000, property and equipment impairment of $96,000 and other costs of $10,000. A total of 28 employees were terminated, or approximately 31% of the then current workforce, of whom 15 employees were from sales and marketing, 11 employees were from research and development, and two employees were from general and administrative. Restructuring charges accrued but not paid as of December 31, 2003 totaled $320,000, and consist of estimated idle lease costs. Amounts payable within one year have been classified as a current liability.

        The restructuring charges of $245,000 in 2003 consisted of severance costs for terminated employees of $207,000, lease termination costs of $26,000, and vendor contract termination fees and other costs of $12,000. A total of 20 employees were terminated, or approximately 27% of the then current workforce, of whom 6 employees were from sales and marketing, 11 employees were from research and development, and three employees were from general and administrative.

        Interest Income, Net.    Interest income, net consists principally of interest earned on cash investments. Interest income, net was $127,000 in 2002 compared to $32,000 in 2003. The decrease resulted from lower invested cash balances and lower interest rates in 2003 as compared to 2002.

        Other Income (expense), Net.    Other income (expense), net consists principally of currency translation gains and losses. Other income, net was $34,000 in 2002 and other expense, net was $51,000 in 2003. The decrease resulted from exchange rate fluctuations.

        Income Taxes.    We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $19.5 million through December 31, 2003 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income. We expect that during the period these losses are utilized, our income would be substantially tax exempt. Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our financial statements.

        Our U.S. subsidiary has net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $28.0 million through December 31, 2003. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2023. We have recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Years Ended December 31, 2001 and 2002

Revenues

        Total Revenues.    Total revenues were $8.6 million in 2001 and $5.8 million in 2002. Total revenues decreased $2.9 million, or 33.3%, from due to a $2.5 million decrease in total revenues from customers in the U.S. and a $355,000 decrease in total revenues from international customers. Total revenues from U.S. customers decreased from $6.1 million in 2001 to $3.6 million in 2002 due to lower unit volume sales of software licenses experienced primarily in the second half of 2001 and continuing throughout 2002 and a reduction in related service revenues. Total revenues from international customers decreased from $2.6 million in 2001 to $2.2 million in 2002 due to lower unit volume sales of software licenses, partially offset by an increase in service revenues.

        Software Licenses.    Software license revenues were $5.8 million in 2001 to $3.4 million in 2002, and decreased $2.4 million, or 41.9%. Total software license revenues from U.S. customers decreased from $3.8 million in 2001 and $1.9 million in 2002 due to lower unit volume sales arising primarily in the second half of 2001 and continuing throughout 2002 attributable to weakness in the U.S. economy and slower technology spending. Total revenues from international customers decreased from $2.0 million in 2001 to $1.5 million in 2002 due to lower unit volume sales due to slower technology spending throughout Europe.

        Services.    Service revenues were $2.8 million in 2001 and $2.4 million in 2002, and decreased $2.4 million, or 41.9%. The decrease was due to a decline of $608,000 of service revenues in the U.S., partially offset by an increase of $170,000 in services revenues from international customers. Service revenues from U.S. customers decreased from $2.3 million in 2001 to $1.7 million in 2002 due to a slow-down in product revenues, from which services revenues are derived. Service revenues from international customers increased from $549,000 in 2001 to $719,000 in 2002 due to a larger installed customer base internationally.

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

        Nonrecurring Royalty Reversal.    The nonrecurring royalty reversal relates to a change in estimate of our royalty obligations to the Government of Israel, through the Office of Chief Scientist, as previously discussed.

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

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses were $13.9 million in 2001, or 160.7% of total revenues, compared to $5.3 million in 2002, or 91.1% of total revenues. This decrease was due primarily to a 65% reduction of headcount in sales and marketing personnel and a reduction in discretionary marketing program costs of $1.8 million.

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

        General and Administrative.    General and administrative expenses were $2.9 million in 2001, or 33.0% of total revenues, compared to $2.2 million in 2002, or 38.5% of total revenues. The decrease in absolute dollars was due to a 58% reduction of headcount in general and administrative personnel.

        Stock-based Compensation.    Stock-based compensation expense was $878,000 in 2001 compared to $509,000 in 2002. The decrease resulted from the cancellation of employee stock options for terminated employees for whom stock-based compensation was originally recorded.

        Restructuring Expenses.    Restructuring expenses were $1.7 million in 2001 and $929,000 in 2002. Restructuring expenses in 2001 consisted of restructuring charges of $1.4 million and a payment of $237,000 for the termination of a facility lease agreement in March 2001.

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

        Interest Income, Net.    Interest income, net consists principally of interest earned on cash investments partially offset by interest expense incurred in connection with long-term debt. Interest income, net was $693,000 in 2001 compared to $127,000 in 2002. The decrease resulted from lower invested cash balances and lower interest rates in 2002 as compared to 2001.

        Other Income, Net.    Other income, net consists principally of currency translation gains and losses. Other income, net was $20,000 in 2001 and $34,000 in 2002. The increase resulted from exchange rate fluctuations.

Liquidity and Capital Resources

        Cash and cash equivalents totaled $7.6 million as of December 31, 2002 and $3.1 million as of December 31, 2003.

        Cash used in operating activities was $15.7 million in 2001, $5.4 million in 2002 and $4.6 million in 2003. Cash used in operating activities have resulted substantially from our reported net losses partially reduced by noncash items such as, such as depreciation, asset impairment write-offs, and stock-based compensation, and changes in current assets and liabilities.

        Cash used in operating activities in 2001 and was due primarily to a net loss of $17.4 million and a decrease of $2.0 million in accounts payable and accrued expenses, partially offset by noncash items and a decrease of $1.0 million in accounts receivable. Accrued expenses and accounts payable decreased as a result of a reduction of operating expenses in 2001. Accounts receivable decreased as a result of decreased order volume combined with improved collection efforts.

        Cash used in operating activities in 2002 was due primarily to a net loss of $6.5 million, a decrease of $903,000 in accounts payable and accrued expenses and a decrease of $306,000 in deferred revenue, partially offset by noncash items and a decrease of $419,000 in accounts receivable, and an increase of $381,000 in accrued restructuring charge. Accrued expenses and accounts payable decreased as a result of further reductions of operating expenses in 2002. Accounts receivable and deferred revenues decreased as a result of decreased order volume. Accrued restructuring charge increased as a result of additional restructuring activities in 2002.

        Cash used in operating activities in 2003 was due primarily to a net loss of $5.1 million, a decrease of $514,000 in accounts payable and a decrease of $292,000 in accrued restructuring charge, partially offset by noncash items and a decrease of $348,000 in accounts receivable. Accounts payable decreased as a result of additional reductions of operating expenses in 2003. Accrued restructuring charge decreased as a result of the payments made in 2003. Accounts receivable decreased as a result of decreased order volume and favorable collection activities.

        Cash used in investing activities was $677,000 in 2001, $182,000 in 2002 and $43,000 in 2003. Cash used in investing activities in 2001 was for the purchase of $605,000 in property and equipment and an increase of $72,000 in other assets. Cash used in investing activities in 2002 was for the purchase of $111,000 in property and equipment and an increase of $71,000 in other assets. Cash used in investing activities in 2003 was for the purchase of $83,000 in property and equipment offset by a decrease of $40,000 in other assets.

        Cash used in financing activities was $3.9 million in 2001 and consisted of $3.8 million for the repayment of long-term loans with a bank and $100,000 for the purchase of our ordinary shares. There was no cash activity from financing activities in 2002. Cash provided by financing activities was $183,000 in 2003 and consisted of proceeds from exercise of stock options.

        In April 2001, our board of directors approved a stock repurchase program under which we may repurchase our ordinary shares for an aggregate consideration that shall not exceed $2.5 million. Purchases may be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions. In 2001, we repurchased 134,000 of our ordinary shares at an aggregate cost of $100,000. We did not repurchase any of our shares in 2002 or 2003.

        In March 2004, we sold 3,333,331 of our ordinary shares for an aggregate purchase price of $2.0 million in a private placement. The investors also received four series of warrants to purchase an aggregate of up to 2,999,996 ordinary shares at exercise prices ranging from $0.87 to $0.99 per share. In addition, we granted the investors an option to purchase within one year an additional 3,333,331 ordinary shares at a purchase price of $0.81 per share. We realized net proceeds of approximately $1.8 million from this offering.

        We expect that operating expenses and, to a lesser extent, our planned capital expenditures, will constitute a material use of our cash resources. We believe that our existing cash and cash equivalents, along with the net proceeds from our recent private placement, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months. We may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to complete financing on acceptable terms or at all.

Contractual Obligations

        We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2005.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)
Operating leases	$675	$546	$129	$—	$—
Severance pay(1)	619	—	—	—	619

Total	$1,294	$546	$129	$—	$619

(1)
Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon the termination of the respective employee and may be reduced if the employee's termination is voluntary.

Impact of Inflation and Currency Fluctuations

        A large portion of our revenues is received, and a large portion of our expenses is incurred, in U.S. dollars. Revenues denominated in U.S. dollars as a percent of total revenues were 92.9% in 2001, 89.9% in 2002 and 92.6% in 2003. Expenses denominated in U.S. dollars as a percent of total expenses were 70.4% in 2001, 75.8% in 2002, and 55.1% in 2003.

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

Government Grants

        The Government of Israel, through the Office of the Chief Scientist, encourages research and development projects that result in products for export. Through 1996, we received grants totaling $605,000 from the Office of the Chief Scientist that were used primarily to fund a predecessor product. We were obligated to pay royalties based on revenues derived from sales of products funded with these grants, up to 150% of certain grant amounts received. In October 2002, the Office of Chief Scientist completed its examination of our technology and use of grant funding and concluded that our remaining royalty obligation was $166,000, which we have since paid. As a result, we reversed $448,000 of accrued royalties that had been recorded as a reduction in cost of product sales during the fourth quarter of 2002. We believe that we will have no future obligations to the Office of Chief Scientist.

Effective Corporate Tax Rate

        Israeli companies are generally subject to tax at the rate of 36% of taxable income. However, we have derived, and expect to continue to derive, a substantial portion of our income under our Approved Enterprise capital investment program. Subject to compliance with applicable requirements, this income will be tax exempt for a period of two years and will be subject to a reduced corporate tax rate of 25% in the following five to eight years, subject to the level of foreign shareholders holdings in the Company. Tax benefits for each capital investment program are only effective in restricted periods according to the Encouragement of Capital Investments Law. If we do not comply with the applicable requirements, the tax benefits may be canceled. We believe that we comply with these conditions. If we operate under more than one approval, or if our capital investments are only partially approved, our effective tax rate will be a weighted combination of the various applicable tax rates. We may not be able to obtain approval for additional Approved Enterprise programs. Since we have incurred tax losses through December 31, 2003, we have not yet used the tax benefits for which we are eligible.

Market Risk

        We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. We currently do not have any outstanding borrowings or other credit facilities.

Impact of Recently Issued Accounting Standards

        In June 2002, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying Emerging Issues Task Force Issue, or EITF, No. 94-3, Liability Recognition for Certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), that required a liability for an exit cost to be recognized at the date of an entity's commitment to an exit plan. The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF No. 94-3, especially for facility closure costs. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since SFAS No. 146 is effective only for new exit or disposal activities, the adoption of this standard will not affect amounts related to prior year restructuring activities currently reported in the Company's consolidated financial statements and did not have a material effect on the restructuring activities in 2003. The adoption of SFAS 146 could affect the types and timing of costs included in future business consolidation and restructuring programs

        In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability, or an asset in some circumstances, if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued Interpretation, or FIN, No. 46, Consolidation of Variable Interest Entities. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of December 31, 2003, the Company does not expect the adoption of FIN No. 46 to have a material impact on its consolidated financial statements.

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

        In applying the Asset Test, a foreign corporation will be classified as a PFIC if the average percentage of its assets during the tax year which produce, or are held for the production of, passive income, or Passive Assets, is 50% or more of its total assets. Our cash and cash equivalents are considered to be Passive Assets. The value of the total assets of a publicly traded foreign corporation is generally equal to the sum of the aggregate value of its outstanding stock plus its liabilities. The Asset Test for a tax year generally is applied by averaging the results determined as of the end of each quarter of the tax year.

Our Determination of PFIC Status

        We believe we were a PFIC for the taxable years ended 2002 and 2003 due primarily to the decline in the market price of our ordinary shares relative to the value of our Passive Assets. If we were indeed a PFIC for these periods, a U.S. Holder who owned our shares in 2002 or 2003 will be subject to reporting requirements for that year and succeeding years, even if in subsequent years we are no longer a PFIC. U.S. Holders may also be subject to increased U.S. tax liabilities. If we cease to be a

PFIC, a U.S. Holder may avoid PFIC classification for subsequent years upon making shareholder elections in certain circumstances, as described in greater detail below.

        We expect that we will be a PFIC in 2004. If our expectation is accurate, the same reporting obligations and tax consequences described below will apply to U.S. Holders who acquire shares during the 2004 taxable year.

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

        We incurred net losses of $17.4 million in 2001, $6.5 million in 2002 and $5.1 million in 2003. As of December 31, 2003, we had an accumulated deficit of $53.1 million. We expect to incur losses for the foreseeable future and cannot be certain if or when we will achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

Our quarterly operating results may fluctuate, and if we fail to meet the expectations of our investors, our share price may decrease significantly and shareholders could lose part or all of their investment.

        Our quarterly revenues and operating results have varied significantly in the past and are likely to continue to vary significantly in the future. Our future quarterly operating results may fluctuate significantly and may not meet the expectations of investors. The factors that may cause fluctuations of our operating results include the following:

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

        We will need to raise additional capital to finance our operations unless we are able to generate cash from operations. Cash used in operating activities was $15.7 million in 2001, $5.4 million in 2002 and $4.6 million in 2003.

        In March 2004, we completed a private placement of our ordinary shares, additional investment rights and warrants to purchase our ordinary shares, for which we received approximately $1.8 million of net proceeds. In the future, we may need to raise additional funds through public or private financing, which may include the sale of equity securities. The issuance of these equity securities could result in dilution to our shareholders.

        If we need to raise additional capital, we cannot be certain that we will be able to do so on commercially reasonable terms, or at all. Our limited available working capital has adversely affected our results of operations during the past two years. If we are unable to raise sufficient working capital or to generate cash from operation to support our working capital needs, results of our operations will continue to be adversely affected and our ability to become profitable will also be negatively impacted.

The slow-down in technology spending has had and could continue to have a material adverse effect on our results of operations.

        The deterioration of economies around the world and economic uncertainty that began in 2000 continued throughout most of 2003. This has resulted in a curtailment of technology spending by many businesses across many industries. It has also reduced our ability to forecast orders, also referred to as "low visibility". While we believe that technology spending has shown signs of improvement, we are still uncertain as to whether the improvement will continue, if at all, and how rapidly such improvement will occur. The decline in technology spending has reduced our revenues, and if the recent trends of improvements reverse, there would likely be a material adverse effect on the results of our operations.

We expect to depend on sales of our WebLOAD and WebRM products for substantially all of our revenues for the foreseeable future.

        We anticipate that revenues from our WebLOAD and WebRM products will constitute substantially all of our revenues for the foreseeable future. Consequently, any decline in the demand for our WebLOAD and WebRM products would seriously harm our business.

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

        The web application performance and testing solutions market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Our primary competitors include companies who offer application-testing software, such as Mercury Interactive and Compuware. We also compete against companies that provide a broader spectrum of development tools that include some verification functionality, such as Rational Software. In addition, we compete with companies like Quest Software whose main offering is application performance management software.

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

        We usually have no significant order backlog. This makes revenues in any quarter substantially dependent upon orders we receive and deliver in that quarter. Because of this, our revenues and results of operations in any quarter may not meet market expectations or be indicative of future performance and it may be difficult for an investor to evaluate our prospects.

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

        In July 2001, October 2001, January 2002 and April 2003, we reduced the number of our employees in order to reduce our operating expenses. As a result, our success depends on our ability to retain our existing experienced employees. If we fail to retain our current employees, our revenues could decline. Competition for qualified personnel is intense, and we may not be able to retain our highly qualified personnel. Our future success also depends upon the continued service of our key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. None of our key employees are bound by an employment agreement that requires a specified service obligation. If we are not able to retain our existing personnel, we could have difficulty developing, selling or supporting our products.

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

Risks Relating to the Market for Our Ordinary Shares

Our ordinary shares may be delisted from the Nasdaq SmallCap Market if we are unable to comply with their listing requirements.

        On February 11, 2004, we received a letter from the Nasdaq under which we were informed that we do not comply with Marketplace Rule 4320(e)(2)(B). This rule requires a listed company to meet one of three tests involving shareholders' equity, market capitalization or net income. The staff is reviewing the Company's eligibility for continued listing on The Nasdaq SmallCap Market. We have provided the Nasdaq with our plan to achieve and sustain compliance with the Nasdaq SmallCap Market minimum shareholders' equity requirement of $2.5 million. Nasdaq is currently reviewing our plan. We may not be able to meet the listing requirements or to convince Nasdaq that our plan is sufficient. If we fail to comply with the listing requirements, our ordinary shares may be delisted from the Nasdaq SmallCap Market. In the event of a delisting, we and our shareholders may experience negative consequences, including:

  •
  a less liquid trading market for our ordinary shares;

  •
  loss of investor confidence that could result in the decline in the trading price or volume of our ordinary shares;

  •
  decrease of our reputation with prospects, customers, employees and vendors, any of which may have a material adverse affect on our business; and

  •
  reduced access to capital markets in the event we need to raise additional capital.

        In addition, a delisting from the Nasdaq SmallCap Market would trigger exercisability of two series of warrants for the purchase of up to 1,333,328 ordinary shares at exercise prices ranging from $0.87 to $0.99 per share. We issued these warrants in connection with our recent private placement.

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

        In connection with our private placement in March 2004, we issued to investors the following securities:

  •
  Additional investment rights exercisable for 3,333,331 of our ordinary shares at a purchase price of $0.81 per share on or after March 11, 2004;

  •
  Series A warrants that will be exercisable for 1,000,000 of our ordinary shares at an exercise price of $0.87 per share beginning upon the later of September 11, 2004 and the effective date of the registration statement we must file under the terms of the definitive agreement for the private placement;

  •
  Series B warrants that will be exercisable for 666,888 of our ordinary shares at an exercise price of $0.99 per share beginning upon the later of September 11, 2004 and the effective date of the registration statement;

  •
  Series C warrants that will be exercisable for up to 666,664 of our ordinary shares at an exercise price of $0.87 per share only if our ordinary shares are delisted from The Nasdaq SmallCap Market, beginning upon the later of the date of such delisting and September 11, 2004; and

  •
  Series D warrants that will be exercisable for up to 666,664 of our ordinary shares at an exercise price of $0.99 per share only if our ordinary shares are delisted from The Nasdaq SmallCap Market, beginning upon the later of the date of such delisting and September 11, 2004.

        The significant number of ordinary shares that may be issuable at prices that could be less than the then current market price of our ordinary shares could adversely affect the market price of our ordinary shares.

        If our shareholders sell substantial amounts of our ordinary shares, including shares issued upon the exercise of outstanding options, additional investment rights and warrants, the market price of our ordinary shares may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and place that we deem appropriate.

Our principal shareholders, executive officers and directors have substantial influence over most matters submitted to a vote of the shareholders, thereby limiting the power of other shareholders to influence corporate action.

        As of March 18, 2004, our officers, directors and principal shareholders beneficially owned 47.5% of our outstanding ordinary shares. As a result, these shareholders may have the power to substantially influence the outcome of most matters submitted to a vote of shareholders, including the election of members of our board and the approval of significant corporate transactions. This concentration of ownership may also have the effect of making it more difficult to obtain approval for a change in control of us.

Risks Relating to Our Location in Israel

Conditions in Israel affect our operations and may limit our ability to produce and sell our products, which could have a material adverse effect on our business.

        We are incorporated under Israeli law and our primary research and development facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Several countries still restrict business with Israeli companies as a result of the Israeli-Arab conflict. In particular, the hostilities between the

State of Israel and the Palestinians have increased in the past three years. The future of peace efforts between Israel and its Arab neighbors is uncertain. Any major hostilities involving Israel could lead to attacks on our suppliers, employees, customers or research facilities, military service obligations of our key employees, interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel, any of which could have a material adverse effect on our business.

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

        Substantially all of our revenues are generated in U.S. dollars, while a portion of our expenses, primarily salaries and related expenses incurred in our Israeli facility, is in NIS. Our Israeli-based employees' salaries are influenced by inflation in Israel. As a result, any increase in the rate of inflation in Israel may have a negative impact on our dollar-measured operating results unless the inflation in Israel is offset by a devaluation of the NIS in relation to the U.S. dollar. In 2002, the rate of inflation in Israel was 6.5%. In 2003, the rate of deflation in Israel was 1.9% and the value of the U.S. dollar decreased in relation to the NIS by 7.6%. We cannot predict any future trends in the rate of inflation in Israel or trends in the rate of exchange between the NIS and the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

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

        We received grants and currently receive tax benefits under Government of Israel programs. In order to maintain our eligibility for these programs and benefits, we must continue to meet specified conditions, including making specified investments in property and equipment. We may not be able to continue to meet all of these conditions. In addition, some of these programs restrict our ability to manufacture particular products or transfer particular technology outside of Israel. If we fail to comply with these conditions in the future, the benefits received could be canceled and we could be required to refund any payments previously received under these programs or to retroactively pay tax on any income at a higher tax rate than that applying under these benefits. The Government of Israel has reduced the benefits available under these programs in recent years and we cannot guarantee that these programs and tax benefits will continue in the future at their current levels or at all. If the Government of Israel reduces or ends these tax benefits, our business, financial condition and results of operations could be materially adversely affected.

It may be difficult to enforce a U.S. judgment against us or certain of our directors, or to assert U.S. securities laws claims in Israel or serve process on these persons.

        We are incorporated in Israel. The chairman of the board of our directors and one other director are nonresidents of the United States and a portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of those persons or to effect service of process upon these persons in the United States. It may also be difficult to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel.

The Israeli Companies Law may cause uncertainties regarding corporate governance.

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

Provisions of the Israeli law could delay, prevent, or make difficult, a change of control, thereby depressing the price of our ordinary shares.

        Provisions of the Israeli Companies Law may have the effect of delaying, preventing or making more difficult a merger with, or acquisition of, us. The Israeli Companies Law generally provides that a merger be approved by both the board of directors of a company and a majority of the shares present and voting on the proposed merger at a meeting called upon with at least 21 days' notice. For purposes of the shareholder vote, unless a court rules otherwise, the merger will not be deemed approved if a majority of the shares not held by the other party to the merger (or by any person who holds 25% or more of the shares or the right to appoint 25% or more of the directors of the other party or its general manager) vote against the merger. Upon the request of any creditor of a party to the proposed merger, a court may delay or prevent the merger if it concludes that there is a reasonable concern that, as a result of the merger, the surviving company will be unable to satisfy the obligations of the surviving company. Finally, a merger may not be completed unless at least 70 days have passed since the filing of the merger proposal signed by both parties with the Israeli Registrar of Companies.

        The Israeli Companies Law also provides that an acquisition of shares in a public company must be made by means of a tender offer if, as a result of the acquisition, the purchaser will become a 25% or greater shareholder of the company unless there is already another 25% or greater shareholder of the company. Similarly, an acquisition of shares must be made by means of a tender offer if as a result of the acquisition the purchaser would become a 45% or greater shareholder of the company, unless there is already a majority shareholder of the company. In any event, if as a result of an acquisition of shares the acquirer will hold more than 90% of a company's shares, the acquisition must be made by means of a tender offer for all of the shares.

        Finally, Israeli tax law treats some acquisitions, such as stock-for-stock exchanges between an Israeli company and a foreign company, less favorably than United States tax law. For example, Israeli tax law may subject a shareholder who exchanges our ordinary shares for shares in another corporation to immediate taxation.

        These Israeli laws could have the effect of inhibiting third party attempts to acquire us.

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

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RADVIEW SOFTWARE, LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2003
IN U.S. DOLLARS

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
RadView Software Ltd.

        We have audited the accompanying consolidated balance sheets of RadView Software Ltd. and its subsidiaries (the "Company") as of December 31, 2003 and the related consolidated statements of operations, shareholders' equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadView Software Ltd. and its subsidiaries as of December 31, 2003 and the consolidated results of their operations and cash flows for the year ended December 31, 2003 in conformity with accounting principles generally accepted in the United States.

Kost Forer Gabbay & Kasierer A Member of Ernst & Young Global

Tel-Aviv, Israel
January 22, 2004

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
RadView Software Ltd.

        We have audited the accompanying consolidated balance sheets of RadView Software Ltd. and its subsidiaries (the "Company") as of December 31, 2002 and the related consolidated statements of operations, shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of the Company for the year ended December 31, 2001 were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on those financial statements in their report dated February 2, 2002.

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

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadView Software Ltd. and its subsidiaries as of December 31, 2002 and the consolidated results of their operations and cash flows for each of the year then ended in conformity with accounting principles generally accepted in the United States.

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

Luboshitz Kasierer Arthur Andersen

Tel-Aviv, Israel
February 6, 2002

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2002	2003
ASSETS
Current Assets:
Cash and cash equivalents	$7,566	$3,075
Accounts receivable, net of reserves of $171 at December 31, 2002 and $72 at December 31, 2003	1,026	678
Prepaid expenses and other current assets	506	426

Total Current Assets	9,098	4,179

Property and Equipment, net	826	333
Other Assets	683	643

Total Assets	$10,607	$5,155

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
Accounts payable	$358	$367
Accrued expenses	1,503	989
Accrued restructuring charges, current portion	271	225
Deferred revenue	1,051	1,064

Total Current Liabilities	3,183	2,645

Long-term Liabilities:
Accrued restructuring charges, less current portion	341	95
Accrued severance pay	772	619

Total Long-Term Liabilities	1,113	714

Total Liabilities	4,296	3,359

Commitments (Note 7)
Shareholders' Equity:
Ordinary shares, NIS 0.01 par value— Authorized—40,000,000 shares; Issued—16,605,177 shares at December 31, 2002 and 17,194,545 shares at December 31, 2003; and Outstanding—16,471,177 shares at December 31, 2002 and 17,060,545 shares at December 31, 2003	42	43
Treasury shares, at cost—134,000 shares at December 31, 2002 and 2003	(100)	(100)
Additional paid-in capital	54,888	55,010
Deferred compensation	(536)	(89)
Accumulated deficit	(47,983)	(53,068)

Total Shareholders' Equity	6,311	1,796

Total Liabilities and Shareholders' Equity	$10,607	$5,155

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2001	2002	2003
Revenues:
Software licenses	$5,829	$3,389	$2,549
Services	2,817	2,379	2,287

Total Revenues	8,646	5,768	4,836

Cost of Revenues:
Software licenses	271	63	147
Nonrecurring royalty reversal (Note 6)	—	(448)	—
Services	1,169	631	426

Total Cost of Revenues	1,440	246	573

Gross Profit	7,206	5,522	4,263

Operating Expenses:
Sales and marketing	13,898	5,255	4,131
Research and development	6,046	3,316	2,802
General and administrative	2,857	2,223	1,764
Stock-based compensation (1)	878	509	387
Restructuring expenses (Note 3)	1,671	929	245

Total Operating Expenses	25,350	12,232	9,329

Operating loss	(18,144)	(6,710)	(5,066)

Interest income	758	149	47
Interest expense	(65)	(22)	(15)
Other income (expense), net	20	34	(51)

Net loss	$(17,431)	$(6,549)	$(5,085)

Basic and diluted net loss per share	$(1.07)	$(0.40)	$(0.31)

Weighted average number of shares used in computing basic and diluted net loss per share	16,346	16,455	16,595

(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$369	$169	$123
Research and development	307	201	149
General and administrative	202	139	115

Total stock-based compensation	$878	$509	$387

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except share data)

	Ordinary Shares			Treasury Shares
	Number of Shares	Value		Number of Shares	Value	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders' Equity
Balance, December 31, 2000	16,366,572	$42		—	$—	$58,688	$(5,723)	$(24,003)	$29,004
Exercise of options	166,296	(*	)	—	—	—	—	—	—
Purchase of treasury shares	—	—		134,000	(100)	—	—	—	(100)
Issuance of options to consultants	—	—		—	—	15	(15)	—	—
Amortization of deferred compensation	—	—		—	—	—	878	—	878
Adjustment for forfeiture of stock options	—	—		—	—	(3,473)	3,473	—	—
Net loss	—	—		—	—	—	—	(17,431)	(17,431)

Balance, December 31, 2001	16,532,868	$42		134,000	$(100)	$55,230	$(1,387)	$(41,434)	$12,351
Exercise of options	64,100	(*	)	—	—	—	—	—	—
Issuance of shares pursuant to employee share purchase plan	8,209	(*	)	—	—	—	—	—	—
Amortization of deferred compensation	—	—		—	—	—	509	—	509
Adjustment for forfeiture of stock options	—	—		—	—	(342)	342	—	—
Net loss	—	—		—	—	—	—	(6,549)	(6,549)

Balance, December 31, 2002	16,605,177	$42		134,000	$(100)	$54,888	$(536)	$(47,983)	$6,311
Exercise of options	589,368	1		—	—	182	—	—	183
Amortization of deferred compensation	—	—		—	—	—	387	—	387
Adjustment for forfeiture and cancellations of stock options	—	—		—	—	(60)	60	—	—
Net loss	—	—		—	—	—	—	(5,085)	(5,085)

Balance, December 31, 2003	17,194,545	$43		134,000	$(100)	$55,010	$(89)	$(53,068)	$1,796

(*) Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2001	2002	2003
Cash Flows from Operating Activities:
Net loss	$(17,431)	$(6,549)	$(5,085)
Adjustments required to reconcile net loss to net cash used in operating activities—
Depreciation	1,052	875	576
Property and equipment write-off	369	97	—
Amortization of deferred compensation	878	509	387
Accrued severance pay	92	50	(153)
Changes in operating assets and liabilities —
Accounts receivable	1,028	419	348
Prepaid expenses and other current assets	229	(7)	80
Accounts payable	(1,591)	(55)	9
Accrued expenses	(451)	(848)	(514)
Accrued restructuring charge	231	381	(292)
Deferred revenue	(102)	(306)	13

Net cash used in operating activities	(15,696)	(5,434)	(4,631)

Cash Flows from Investing Activities:
Purchases of property and equipment	(605)	(111)	(83)
Decrease (increase) in other assets	(72)	(71)	40

Net cash used in investing activities	(677)	(182)	(43)

Cash Flows from Financing Activities:
Payment of long-term bank loans	(3,814)	—	—
Exercise of stock options	—	(* )	183
Purchases of treasury shares	(100)	—	—

Net cash provided by (used in) financing activities	(3,914)	—	183

Decrease in cash and cash equivalents	(20,287)	(5,616)	(4,491)
Cash and cash equivalents at the beginning of the year	33,469	13,182	7,566

Cash and cash equivalents at the end of the year	$13,182	$7,566	$3,075

Cash paid during the year for interest	$65	$22	$15

(*)
Represents an amount less that $1.

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

        The Company incurred net losses of $17.4 million in 2001, $6.5 million in 2002 and $5.1 million in 2003, and had an accumulated deficit of approximately $53.1 million as of December 31, 2003. The Company has funded these losses principally from proceeds from equity financing. In each of 2001, 2002 and 2003, the Company restructured its business to reduce total operating expenses by more than 60% through reductions in workforce and the termination of certain leases (see Note 3).

        In March 2004, the Company completed a private placement of its ordinary shares (see Note 13). Management believes that existing cash and cash equivalents, along with the proceeds from the private placement, will be adequate to fund operations into 2005.

2. Significant Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

(a)  Use of Estimates

        The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(b)  Financial Statements in U.S. Dollars

        Substantially all of the Company's revenues are in U.S. dollars. In addition, most expenses are incurred in U.S. dollars. The Company's management believes that the U.S. dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

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

        All exchange gains and losses from the above-mentioned remeasurement are reflected in the statements of operations and were not material for all periods presented. The representative rate of exchange was U.S. $1.00 to 4.416 New Israeli Shekel ("NIS") at December 31, 2001, U.S. $1.00 to NIS 4.737 at December 31, 2002 and U.S. $1.00 to NIS 4.379 at December 31, 2003.

(c)  Principles of Consolidation

        The consolidated financial statements include the accounts of RadView Software Ltd. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(d)  Cash Equivalents

        Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less. The Company's cash equivalents are invested in U.S. Treasury securities as of December 31, 2002 and 2003.

(e)  Accounts Receivable Reserves

        The Company provides for reserves against its accounts receivable that consist of an allowance for doubtful accounts. The allowance for doubtful accounts is computed for specific accounts, the collectibility of which is doubtful based upon the Company's experience. A summary of the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
Balance at the beginning of year	$345	$209	$171
Provision (benefit)	136	138	(18)
Write-offs	(272)	(176)	(81)

Balance at the end of year	$209	$171	$72

(f)  Property and Equipment

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

Category	Estimated Useful Life (In years)
Equipment	3
Office furniture	3 to 5
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

(g)  Impairment of Long-Lived Assets

        The Company's long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment losses were in respect of restructuring changes and amounted to $369,000 in 2001, $97,000 in 2002 and none in 2003 (see Note 3).

(h)  Severance Pay

        In accordance with Israeli compensation law, the Company is required to make severance payments to Israeli employees upon their termination of employment. The amount of such severance payments is based on the most recent monthly salary multiplied by the number of years of employment as of the balance sheet date. The Company has accrued for the estimated total cost of severance pay as computed as of the balance sheet date. Severance expense totaled to $92,000 in 2001, $50,000 in 2002 and $178,000 in 2003.

        The Company has partially funded its severance pay obligations by monthly deposits for insurance policies. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies and is presented as an asset in the consolidated balance sheets (see Note 5).

(i)  Revenue Recognition

        The Company generates revenues mainly from licensing the rights to use its software products. The Company also generates revenues from support and maintenance services and, to a lesser extent, training and consulting services. The Company sells its products primarily through its direct sales force and, to a lesser extent, through resellers and distributors considered as end-users.

        The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. SOP 98-9 requires the use of the residual method for recognition of revenues when vendor-specific objective evidence exists for undelivered elements but does not exist for delivered elements of a software arrangement when all other revenue recognition criteria set forth in SOP 97-2 are met. If fair value for a delivered element does not exist but the fair value does exist for all undelivered elements, the Company defers the fair value of the undelivered elements and recognizes the remaining value for the delivered elements.

        Revenues from software product licenses are recognized upon delivery of the software provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable and no further obligations exist. Revenues under multiple-element arrangements, which may include software licenses, support and maintenance, and training and consulting services, are allocated to each element based on their respective fair values, based on vendor-specific objective evidence. This objective evidence represents the price of products and services when sold separately. Revenue is recognized for software licenses sold to resellers or distributors at the time of shipment, provided that all revenue recognition criteria set forth in SOP 97-2 are fulfilled.

        Revenues from support and maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. Revenues from training arrangements are recognized as the services are performed.

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

(j)  Advertising Expenses

        Advertising expenses are charged to the consolidated statements of operations as they are incurred. Advertising expenses totaled $218,000 in 2001, $40,000 in 2002, and $62,000 in 2003.

(k)  Research and Development Costs

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

(l)  Income Taxes

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

(m)  Stock-Based Compensation

        The Company has elected to follow Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Options Issued to Employees and FASB Interpretation ("FIN") No. 44, Accounting for Certain Transactions Involving Stock Compensation, in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended certain provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year. The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

        Pro forma information regarding the Company's net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123. The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Year Ended December 31,
	2001	2002	2003
	(In thousands, except per share data)
Net loss, as reported	$(17,431)	$(6,549)	$(5,085)
Add: Stock-based employee compensation included in reported net loss	870	498	379
Deduct: Total stock-based employee compensation expense under fair value based methods	(1,622)	(1,073)	(873)

Pro forma net loss	$(18,183)	$(7,124)	$(5,579)

Basic and diluted net loss per share:
As reported	$(1.07)	$(0.40)	$(0.31)

Pro forma	$(1.11)	$(0.43)	$(0.34)

        The fair value for options granted in 2001, 2002 and 2003 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2001	2002	2003
Expected life of option	4 years	5 years	5 years
Dividend yield	—	—	—
Expected volatility	120%	140%	135%
Risk-free interest rate	4.6%	4.0%	4.0%

        The Company applies SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employee for Acquiring, or in Conjunction with Selling Goods or Services, with respect to options and warrants issued to nonemployees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the date of grant.

(n)  Basic and Diluted Net Loss Per Share

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

        Stock options outstanding as of each year end that were not included in the calculation of diluted net loss per share as their inclusion would be antidilutive totaled approximately 3,140,000 in 2001, 4,667,000 in 2002 and 3,710,000 in 2003.

(o)  Fair Value of Financial Instruments

        The Company's financial instruments consist mainly of cash and cash equivalents, accounts receivable, and accounts payable. The carrying amounts of these instruments approximate their fair value due to their short-term maturity of such instruments.

(p)  Concentrations of Credit Risk

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

        Accounts receivable are derived from sales to customers located in the United States, Europe, Israel and Japan. The Company performs on-going credit evaluations of its customers and to date has not experienced any material losses. An allowance for doubtful accounts is maintained with respect to those amounts that the Company has determined to be doubtful of collection.

        The Company has no significant off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign hedging arrangements.

        For each of the three years ended December 31, 2003, no customer individually comprised greater than 10% of total revenue. At December 31, 2002 and 2003, no customer represented greater than 10% of total accounts receivable.

(q)  Recent Accounting Standards

        In May 2003, the FASB issued SFAS No. 150, Accounting For Certain Financial Instruments with Characteristics of Both Liabilities and Equity, which establishes standards for how an issuer of financial instruments classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) if, at inception, the monetary value of the obligation is based solely or predominantly on a fixed monetary amount known at inception, variations in something other than the fair value of the issuer's equity shares or variations inversely related to changes in the fair value of the issuer's equity shares. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 is not expected to have a material impact on the Company's consolidated financial statements.

        In January 2003, the FASB issued FIN No. 46, Consolidation of Variable Interest Entities. The objective of FIN No. 46 is to improve financial reporting by companies involved with variable interest entities. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns or both. FIN No. 46 also requires disclosures about variable interest entities that the company is not required to consolidate but in which it has a significant variable interest. The consolidation requirements of FIN No. 46 apply in the first fiscal year or interim period ending after March 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. As of December 31, 2003, the Company does not expect the adoption of FIN No. 46 to have a material impact on its consolidated financial statements.

3. Restructuring Expenses

        Restructuring expenses totaled $1.7 million in 2001, which consisted of a $237,000 payment for the termination of a facility lease agreement in March 2001 and $1.4 million of restructuring charges. Restructuring expenses totaled $929,000 in 2002 and $245,000 in 2003 and consisted exclusively of restructuring charges.

        The following is a reconciliation of the accrued restructuring charges for the years ended December 31, 2001, 2002 and 2003.

Description	Balance, Beginning of Year	Provision	Payments and Write-offs	Balance, End of Year
	(In thousands)
Year Ended— December 31, 2001:
Employee severance costs	$—	$634	$(634)	$—
Idle-lease costs	—	339	(108)	231
Property and equipment impairment	—	369	(369)	—
Vendor contract termination fees	—	92	(92)	—

	$—	$1,434	$(1,203)	$231

December 31, 2002:
Employee severance costs	$—	$349	$(349)	$—
Idle-lease costs	231	474	(93)	612
Property and equipment impairment	—	97	(97)	—
Vendor contract termination fees	—	9	(9)	—

	$231	$929	$(548)	$612

December 31, 2003:
Employee severance costs	$—	$215	$(215)	$—
Idle-lease costs	612	22	(314)	320
Vendor contract termination fees	—	8	(8)	—

	$612	$245	$(537)	$320

        Accrued restructuring charges payable within one year have been classified as a current liability in the consolidated balance sheets.

        The restructuring charges in 2001 were incurred in July 2001 and October 2001 when the Company implemented two separate restructuring plans to lower operating costs, in response to weak market conditions. Employee severance costs resulted from the termination of 61 employees, of whom 35 were sales and marketing employees, 12 were research and development employees, and 14 were general and administrative employees. The Company also incurred idle lease space and termination payments for offices worldwide that were no longer required as a result of the reduction in personnel. In determining the costs of idle lease space, the Company has estimated the vacancy period and sub-lease income.

        The restructuring charges in 2002 were incurred in January 2002 and December 2002, and related to additional employee severance costs, facility termination charges, property and equipment impairment, idle-lease space costs and vendor contract termination fees. Employee severance costs resulted from the termination of 28 employees, of whom 15 were sales and marketing employees, 11 were research and development employees, and 2 were general and administrative employees.

        The restructuring charges in 2003 were incurred in April 2003, and related to additional employee severance costs, facility termination charges, idle-lease space costs and vendor contract termination fees. Employee severance costs, which were paid in 2003, resulted from the termination of 20 employees, of whom 6 were sales and marketing employees, 11 were research and development employees, and 3 were general and administrative employees.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured, initially at fair value, only when the liability is incurred; therefore, nullifying EITF No. 94-3, Liability Recognition for Certain Employee Termination benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring), that required a liability for an exit cost to be recognized at the date of an entity's announcement and commitment to an exit plan. The adoption of SFAS No. 146 is expected to result in delayed recognition for certain types of costs as compared to the provisions of EITF No. 94-3, especially for facility closure costs. The provisions of SFAS No. 146 are effective for exit or disposal activities that are initiated after December 31, 2002. Since SFAS 146 is effective only for new exit or disposal activities, the adoption of this standard did not affect amounts related to prior year restructuring currently reported in the Company's consolidated financial statements and did not have a material effect on the 2003 restructuring. The adoption of SFAS 146 could affect the types and timing of costs included in future business consolidation and restructuring programs.

4. Property and Equipment

	December 31,
	2002	2003
	(In thousands)
Equipment	$3,374	$3,454
Office furniture	215	218
Leasehold improvements	194	194

	3,783	3,866
Less—Accumulated depreciation	2,957	3,533

	$826	$333

        Depreciation expense was $1.1 million in 2001, $875,000 in 2002, and $576,000 in 2003.

5.  Other Assets

	December 31,
	2002	2003
	(In thousands)
Severance pay funds	$513	$474
Deposits on operating leases	170	169

	$683	$643

6.  Accrued Expenses

	December 31,
	2002	2003
	(In thousands)
Employee compensation and related costs	$994	$727
Accrued royalties (1)	110	—
Other accrued expenses	399	262

	$1,503	$989

(1)
Accrued royalties consisted in 2002 of amounts due to the Government of Israel through the Office of the Chief Scientist (the "OCS"). In connection with its research and development activities, the Company received $605,000 of participation payments from the OCS. In return for the OCS's participation, the Company was committed to pay royalties at a rate of 3% to 5% of sales of the developed product, up to 100% and 150% for certain grant amounts received. Through 2001, the Company had recorded royalty expense totaling $670,000 as a component of costs of revenues, of which $56,000 had been paid. In October 2002, the OCS completed its examination of the Company's technology and use of grant funding and concluded that the Company's remaining royalty obligation was $166,000, which was paid in three equal installments, one in 2002 and two in 2003. The Company reversed $448,000 of accrued royalties as a reduction in cost of sales during the fourth quarter of 2002. As of December 31, 2003, the Company has no outstanding payment obligations to the OCS.

7.  Commitments

(a)  Lease Obligations

        The Company operates primarily from leased facilities. Lease agreements expire through August 2005. Annual minimum future rental payments due under the lease agreements as of December 31, 2003 are as follows:

Amount
(In thousands)
For the Year Ending December 31,
2004	$546
2005	129

675
Less: Idle-lease cost amounts included in accrued restructuring	320

$355

        Rent expense was $896,000 in 2001, $560,000 in 2002, and $335,000 in 2003.

(b)  Royalties

        In June 2003, the Company entered into an agreement for rights to re-brand, market and distribute certain software products of a third party under the Company's private label name of WebLOAD Analyzer. The Company is required to pay royalties based on selling price at rates decreasing from 50% to 20% based on specified revenue volume levels through December 2005. Royalty expense payable under this agreement is classified as cost of license revenues and was $25,000 in 2003.

8.  Shareholders' Equity

(a)  Authorized Share Capital

        As of December 31, 2003, the Company has authorized 40,000,000 ordinary shares NIS 0.01 par value. Ordinary shares confer upon their holders voting rights, the right to receive dividends or bonus shares, if declared, and the right to share in the excess assets upon liquidation of the Company.

(b)  Treasury Shares

        In April 2001, the Company's board of directors approved a share repurchase program under which the Company may repurchase its ordinary shares for an aggregate consideration that shall not exceed $2.5 million. Purchases may be made based on market conditions from time-to-time at the discretion of management in open market purchases or privately negotiated transactions. Through December 31, 2003, the Company has repurchased 134,000 of ordinary shares at an aggregate cost of $100,000. Although such shares are legally considered outstanding, the Company has no dividend or voting rights associated with its treasury shares.

(c)  Dividends

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

(d)  Employee Share Purchase Plan

        In November 2002, the Company established an employee share purchase plan (the "ESPP") which permits the eligible employees of the Company to purchase shares of the Company's ordinary shares at 85% of the closing market price on either the first day or the last day of the applicable three-month period, whichever is lower. Employees may participate in the ESPP through regular payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 1,500,000 ordinary shares may be issued under the ESPP. Through December 31, 2002, 8,209 ordinary shares have been issued under the ESPP at a weighted average purchase price of $0.21 per share. No ordinary shares were issued in connection with the ESPP in 2003. As of December 31, 2003, there are 1,491,791 ordinary shares available for future issuance under the ESPP.

(e)  Stock Option Plans

        The Company has approved for issuance an aggregate of 7,811,862 ordinary shares for the issuance of stock options under three stock option plans as follows:

  •
  4,786,622 ordinary shares approved for issuance under a key employee share incentive plan (the "1996 Option Plan") adopted in 1996 and amended in 2001 and 2003;

  •
  75,240 ordinary shares approved for issuance under an affiliate stock option plan (the "1997 Option Plan") adopted in 1997; and

  •
  2,950,000 ordinary shares approved for issuance under the United States Share Incentive Plan (the "2000 Option Plan") adopted in 2000 and amended in 2001.

        The 1996 Option Plan provides for the grant by the Company of option awards to officers and employees of the Company and its subsidiaries and to non-employees. The options granted under the 1996 Option Plan vest ratably over vesting periods ranging from three to five years of employment and expire 62 months from the date of issuance.

        The 1997 Option Plan provides for the grant by the Company of nonqualified option awards to employees of RAD-Bynet Group of companies, which are affiliated companies. Options granted under this plan vest ratably over four years and expire 62 months from date of issuance. Through December 31, 2000, all available authorized options under this plan had been granted. No options were granted under this plan in 2001, 2002 and 2003. The Company accounted for these options in accordance with SFAS No. 123 utilizing the Black-Scholes option-pricing model. The Company has charged to operations $8,000 in 2001, $11,000 in 2002, and $8,000 in 2003.

        The 2000 Option Plan provides for the grant by the Company of option awards to officers and employees of its U.S. subsidiary. Options granted under the 2000 Option Plan vest ratably over four years of employment and expire 10 years from the date of issuance.

        Under all option plans, any options that are cancelled or forfeited before expiration become available for future grants. As of December 31, 2003, there were 2,826,294 options available for future grant.

        Transactions related to the Company's stock option plans for the three years in the period ended December 31, 2003 are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted
Outstanding, December 31, 2000	1,481,311	$0.38
Granted	1,784,000	1.56	$1.19
Exercised	(151,150)	0.00
Forfeited or cancelled	(1,848,733)	2.00

Outstanding, December 31, 2001	3,139,606	1.85
Granted	2,310,000	0.33	$0.23
Exercised	(64,100)	0.55
Forfeited or cancelled	(718,308)	1.95

Outstanding, December 31, 2002	4,667,198	1.10
Granted	817,500	0.17	$0.15
Exercised	(589,368)	0.31
Forfeited or cancelled	(1,185,166)	1.59

Outstanding, December 31, 2003	3,710,164	$0.87

Exercisable, December 31, 2001	1,276,063	$1.48

Exercisable, December 31, 2002	2,108,995	$1.35

Exercisable, December 31, 2003	2,125,761	$1.16

        The following table summarizes information about options outstanding and exercisable at December 31, 2003:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding at December 31, 2003	Weighted Average Exercise Price
$0.16	442,068	4.2	$0.16	151,918	$0.16
$0.25–$0.39	1,643,133	8.0	0.28	583,261	0.28
$0.63–$1.00	1,398,703	3.2	0.91	1,214,879	0.92
$2.25	95,000	3.7	2.25	65,312	2.25
$8.21–$10.00	131,260	3.3	9.22	110,391	9.24

	3,710,164	5.5	$0.87	2,125,761	$1.16

        The amount of stock-based compensation arising from the difference between the exercise price and the fair market value on the date of the grant is included in shareholders' equity as deferred compensation and totaled $8.5 million in 2000, and none in 2001 and 2002. Under APB Opinion No. 25, deferred compensation is amortized over the vesting periods of the underlying options as stock-based compensation expense. Stock-based compensation expense included in the reported net loss totaled $878,000 in 2001, $509,000 in 2002 and $387,000 in 2003. Unamortized deferred compensation totaled $89,000 as of December 31, 2003.

        During 2003, the Company extended the exercise period for a former employee. The extension was accounted for under FIN No. 44, by applying a new measurement date, which resulted in no additional compensation expenses.

        The following table summarizes the weighted average fair value of options granted for each of the three years in the period ended December 31, 2003:

	For Options on the Grant Date that:
For the Year Ended:	Exercise Price is Less than Market Price	Exercise Price is Equal to Market Price	Exercise Price is Greater than Market Price
December 31, 2001:
Weighted average exercise price	—	$1.26	$2.14
Weighted average fair value on grant date	—	$1.06	$1.79
December 31, 2002:
Weighted average exercise price	—	$0.27	$0.77
Weighted average fair value on grant date	—	$0.24	$0.19
December 31, 2003:
Weighted average exercise price	—	$0.16	$0.32
Weighted average fair value on grant date	—	$0.14	$0.24

9.  Taxes on Income

(a)  Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

        Results for tax purposes of RadView Software Ltd. are measured and reflected in accordance with the change in the Israeli Consumer Price Index ("CPI"). As described in Note 2(b), the Company's consolidated financial statements are presented in U.S. dollars. The difference between the change in the Israeli CPI and the exchange rate between the U.S. dollar and the NIS causes a difference between taxable income or loss and the income or loss before taxes reflected in the consolidated financial statements. In accordance with SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

(b)  Tax benefits under the Law for the Encouragement of Capital Investments, 1959 ("the Law")

        In 1998, the Company's investment program totaling $66,000 was granted "Approved Enterprise" status under the Law. The Company elected to adopt the "Alternative Benefits Program Status." This status entitles the Company to a benefit period of seven years on income derived from this program as follows: (a) a full income tax exemption for the first two years and (b) a reduced income tax rate of 25%, instead of the regular rate of 36%, for the remaining five-year period. Depending on the level of non-Israel investments in the Company, the period for which the Company is entitled to a reduced tax rate of 25% can be extended to eight years. The period of the benefit is limited to 12 years from commencement of production or 14 years from the date of approval. As the Company has not yet reported any taxable income, the benefit period has not yet commenced.

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

(d)  Loss before Income Tax

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
Israel	$(4,899)	$(916)	$(1,104)
Foreign	(12,532)	(5,633)	(3,981)

	$(17,431)	$(6,549)	$(5,085)

(e)  Net Operating Losses

        As of December 31, 2003, the Company's net operating loss carryforwards for Israeli tax purposes amounted to approximately $19.5 million. These net operating losses may be carried forward indefinitely and offset against future taxable business income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax-exempt. There will be no tax benefit available from these losses and no deferred income taxes have been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

        Through December 31, 1995, the Company's losses for tax purposes were assigned to a shareholder, and are not available to the Company.

        The U.S. subsidiary's carryforward tax losses through December 31, 2003 amounted to approximately $28.0 million. These losses are available to offset future U.S. taxable income of the U.S. subsidiary and will expire between the years 2012 and 2023. Net operating loss carryforwards are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant shareholders over a three-year period.

        The components of the Company's U.S. deferred tax asset are approximately as follows:

	December 31,
	2002	2003
	(In thousands)
Net operating loss carryforwards	$10,485	$11,207
Temporary differences	133	78

	10,618	11,285
Less—Valuation allowance	10,618	11,285

Net deferred tax asset	$—	$—

        The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the timing of the realization of these tax benefits.

        The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits and the effect of approved enterprise.

(f)  Final Tax Assessments

        The Company has received final tax assessments regarding tax years through the end of 1995.

(g)  Israeli tax reform

        On January 1, 2003, a comprehensive tax reform took effect in Israel. Pursuant to the reform, resident companies are subject to Israeli tax on income accrued or derived in Israel or abroad.

        In addition, the concept of a "controlled foreign corporation" was introduced, according to which an Israeli company may become subject to Israeli taxes on certain income of a non-Israeli subsidiary if the subsidiary's primary source of income is passive income (such as interest, dividends, royalties, rental income or capital gains). The tax reform also substantially changed the system of taxation of capital gains.

10. Related Party Balances and Transactions

        Balances with related parties consisted of the following:

	December 31,
	2002	2003
	(In thousands)
Accounts receivable	$7	$2
Accounts payable and accrued expenses	5	6

        Transactions with related parties consisted of the following:

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
Revenues	$50	$—	$—
Costs and expenses	(110)	(30)	(34)
Property and equipment purchased	195	4	—

        Management believes that all related party transactions have been conducted on an arm's-length basis.

11. Disclosures About Segments of an Enterprise

        The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company's business). The total revenues are attributed to geographic areas based on the location of the end-user customer.

        The Company's revenues by its customers' geographic locations are as follows:

	Year Ended December 31,
	2001	2002	2003
	(In thousands)
United States	$5,890	$3,403	$3,251
Europe	1,798	1,275	933
Israel	229	199	110
Other	729	891	542

	$8,646	$5,768	$4,836

        The Company's long-lived assets by geographic location are as follows:

	December 31,
	2002	2003
	(In thousands)
United States	$524	$277
Europe	44	17
Israel	941	682

Total	$1,509	$976

12. Quarterly Statement of Operations Information (Unaudited)

        The following table presents a summary of quarterly results of operations for the years ended December 31, 2002 and 2003:

	Mar. 31, 2002	June 30, 2002	Sept. 30, 2002	Dec. 31, 2002
	(In thousands)
Total revenues	$1,574	$1,418	$1,264	$1,512

Gross profit	$1,401	$1,247	$1,095	$1,779

Net loss	$(1,945)	$(1,637)	$(1,576)	$(1,391)

Basic and diluted net loss per share	$(0.12)	$(0.10)	$(0.10)	$(0.08)

	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In thousands)
Total revenues	$1,220	$1,211	$1,152	$1,253

Gross profit	$1,081	$1,085	$996	$1,101

Net loss	$(1,541)	$(1,395)	$(1,062)	$(1,087)

Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.06)	$(0.06)

13. Subsequent Events (Unaudited)

        On March 10, 2004, the Company entered into an agreement for the private placement of 3,333,331 of its ordinary shares for an aggregate purchase price of $2.0 million. The investors also received four series of warrants to purchase an aggregate of up to 2,999,996 ordinary shares at exercise prices ranging from $0.87 to $0.99 per share. In addition, the Company granted the investors an option to purchase within one year an additional 3,333,331 ordinary shares at a purchase price of $0.81 per share. The Company realized net proceeds of approximately $1.8 million from this offering.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        As of December 31, 2003, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the Company's disclosure controls and procedures was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

        There were no significant changes in the Company's internal controls or in other factors during the fourth quarter of 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table contains certain information about the directors and executive officers of the registrant:

Name	Age	Position
Shai Beilis	55	Chairman of the Board
Ilan Kinreich	46	Chief Executive Officer, President and Director
Christopher Dineen	34	Chief Financial Officer
William J. Geary	45	Director
Robert Steinkrauss	52	Director
Kathleen A. Cote	55	Director
David Assia	52	Director

        SHAI BEILIS has served as a Director since May 1998. Mr. Beilis was elected as Chairman of the Board in May 2001. Mr. Beilis has been the Chairman and Managing Partner of Formula Ventures Ltd. since December 1998. From January 1995 until joining Formula Ventures Ltd., Mr. Beilis served as the Chief Executive Officer of Argotec Ltd., a wholly-owned subsidiary of Formula Systems (1985) Ltd. established in 1993 to capitalize on investment opportunities in the IT sector where he was responsible for initiating, overseeing and managing Argotec's investments. Before joining Formula Systems (1985) Ltd., Mr. Beilis served as Chief Executive Officer of Clal Computers and Technology Ltd. and was employed by Digital Equipment Corporation. Mr. Beilis serves as a director for Blue Phoenics Ltd., Applicom Software Industries Ltd. and several private companies. Mr. Beilis holds a B.S. degree in Mathematics and Economics from the Hebrew University in Jerusalem and a M.S. in Computer Science from the Weizmann Institute of Science.

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

        CHRISTOPHER DINEEN has served as our Chief Financial Officer since June 2003. From June 2000 until his appointment as Chief Financial Officer, Mr. Dineen served as our Vice President of Finance. From September 1991 until joining us in June 2000, Mr. Dineen was an auditor with Arthur Andersen LLP serving clients in varied industries, including software, manufacturing, and advertising. Mr. Dineen has a B.S. in accounting from Northeastern University and is a Certified Public Accountant.

        WILLIAM J. GEARY has served as a Director since December 1999. Mr. Geary is, and since the inception of North Bridge Venture Partners II, L.P. in 1996, has been, a general partner in multiple entities that serve as the general partner of multiple venture capital limited partnerships of North Bridge Venture Partners. Prior to 1996, Mr. Geary was a principal of the general partner of North Bridge Venture Partners, L.P. Mr. Geary holds a B.S. from Boston College, School of Management.

        ROBERT STEINKRAUSS has served as a Director since the completion of our initial public offering in August 2000. Since December 2003, Mr. Steinkrauss has served as President and Chief Executive Officer of Ingrian Networks, Inc., a provider of data privacy network solutions. From March 2002 to December 2003, Mr. Steinkrauss has served as Treasurer for Wildcat Springs, a water distribution company he co-founded. From October 2000 to March 2002, Mr. Steinkrauss served as Chief Executive Officer of Taqua Systems. From November 1999 to April 2000, Mr. Steinkrauss served as Vice President and General Manager of the WAN Systems Group of Lucent Technologies Inc. Prior to that, Mr. Steinkrauss served as President of Xedia Corporation from February 1998 to November 1999. From February 1995 to February 1998, Mr. Steinkrauss served as Chairman, President and Chief Executive Officer of Raptor Systems Inc., which was sold to Axent Technologies Inc. in February 1998. Mr. Steinkrauss is a director of GeoTrust. Mr. Steinkrauss received a B.A. from Boston College, magna cum laude, and is a Certified Public Accountant.

        KATHLEEN A. COTE has served as a Director since May 2001. From May 2001 to June 2003, Ms. Cote was the Chief Executive Officer of Worldport Communications, Inc., a company that provides managed hosting services to mid sized companies principally in Europe. Ms. Cote has also served as President of Seagrass Partners from September 1998 to May 2001. Seagrass Partners is a consulting firm that focuses on early-stage Internet companies. From 1996 to 1998, Ms. Cote served as President and Chief Executive Officer of Computervision Corporation and served as President and Chief Operating Officer of from 1995 to 1996. Ms. Cote currently serves on the board of directors of Forgent Networks, Inc and Western Digital Corporation. Ms. Cote is a former director of MediaOne Group, Baynetworks Inc., and Worldport Communications, Inc. Ms. Cote holds a B.A. from University of Massachusetts and an M.B.A. from Babson College.

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

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of ordinary share and other equity securities of the Company.

        The Company believes that during the 2003 fiscal year, the officers, directors and holders of more than 10% of the Company's ordinary shares complied with all Section 16(a) filing requirements, with the following exceptions:

        An affiliated group of companies consisting of Formula Ventures, L.P., FV-PEH, L.P. and Formula Ventures (Israel) L.P. sold an aggregate of 500,000 of the Company's ordinary shares in 25 transactions between October 27, 2003 and October 29, 2003. Beneficial ownership of these ordinary shares is also attributed to Shai Beilis, who is a director of Formula Ventures, Ltd., which manages each of the affiliated companies. These transactions were reported by Shai Beilis on a Form 4 filed on October 31, 2003, and were reported by each of Formula Ventures, L.P., FV-PEH, L.P. and Formula Ventures (Israel) L.P. on a Form 4 filed on November 6, 2003.

Audit Committee

        The Audit Committee of our Board of Directors is comprised of David Assia, Kathleen A. Cote and Robert Steinkrauss. The Board of Directors has determined that all three members of the Audit Committee are "audit committee financial experts" as that term is defined in Item 401 of Regulation S-K under the Securities Exchange Act of 1934. Each of the members of the Audit Committee satisfies the independence requirements under Rule 10-A3 of the Securities Exchange Act of 1934 and under Rule 4200(a)(15) of the Nasdaq Marketplace Rules and is an "independent director," as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

        We have adopted a code of ethics and business conduct, or Code of Ethics, that applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our Internet website at www.radview.com. Any amendments or waivers to our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions will be disclosed on our internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The following tables set forth certain information with respect to compensation paid or accrued for services rendered to the Company in all capacities for each of the three fiscal years ended December 31, 2003 by its Chief Executive Officer and the other most highly compensated executive officer of the Company whose salary and bonus during the fiscal year ended December 31, 2003 exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer of the Company earned greater than $100,000 in the fiscal year ended December 31, 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation					Long Term Compensation Awards
Name and Principal Position	Fiscal Year	Salary	Bonus		Other Annual Compensation		Number of Securities Underlying Options
Ilan Kinreich Chief Executive Officer and President	2003 2002 2001	$179,038 190,000 184,000	$	— — 43,763	— — —		— 800,000 150,000
Christopher Dineen(1) Chief Financial Officer	2003 2002 2001	100,962 97,500 97,500		— — 11,500	— — —		75,000 60,000 37,000
Brian E. LeClair Vice President and Chief Financial Officer(2)	2003 2002 2001	106,985 200,000 200,000		— — 20,689	$139,924 — —	(5)	25,000 175,000 35,000	(3) (3) (4)

(1)
Mr. Dineen replaced Mr. LeClair as Chief Financial Officer in May 2003 and previously served as Vice President of Finance.

(2)
Mr. LeClair served as Vice President and Chief Financial Officer from December 2000 through May 2003.

(3)
87,544 of these options were forfeited in May 2003 and 87,456 were exercised in September 2003.

(4)
These options were forfeited in May 2003.

(5)
Amount consists of $100,000 of severance pay and $39,924 of ordinary income resulting from the disqualifying disposition of incentive stock options.

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

        In addition, certain key employees of the Company, including Messrs. Kinreich and Dineen have a change of control agreement with the Company under which (i) fifty percent (50%) of unvested stock options and/or restricted shares then held by the employee shall immediately vest upon a change of control of the Company; (ii) they will receive a severance package consisting of six months' base salary, plus any accrued compensation, reimbursements and vacation time owed; and (iii) the remaining unvested stock options and/or restricted shares then held by the employee shall immediately vest, if the employee terminates his employment with the Company for a good reason, as defined therein, or his employment is terminated without cause, each within twelve (12) months of a change in control of the Company. Under the terms of the change of control agreements, a change of control will be deemed to have occurred upon the following events: a sale, lease or other transfer of all or substantially all of the assets of the Company; persons constituting the Board of Directors of the Company on the date of the agreement or new directors approved by those persons cease to constitute a majority of the members of the Board of Directors; a merger of the Company with another entity following which the shareholders of the Company do not own 50% of the voting power of the securities of the entity acquiring the Company; a third party acquires 25% or more of the total number of votes that may be cast for the

Directors of the Company; or the Directors adopt a resolution stating that a change in control has occurred for the purposes of the agreement.

Option Grants

        The following table presents each grant of ordinary share options during the fiscal year ended December 31, 2003 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

						Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Terms(3)
	Number of Securities Underlying Options Granted*		Percent of Total Options Granted To Employees In 2003(1)
Name				Exercise Price Per Share(2)	Expiration Date
						5%	10%
Ilan Kinreich	—		—	—	—	—	—
Christopher Dineen	75,000	(4)	9.2%	$0.28	5/16/13	$13,207	$33,469

(1)
Percentages shown under "Percent of Total Options Granted to Employees in 2003" are based on an aggregate of 814,500 options granted to our employees under our option plans during 2003.

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

(4)
These options vest quarterly over four years.

*
Brian LeClair, the Company's former Vice President and Chief Financial Officer, was granted options to purchase 25,000 ordinary shares in 2003. These options were forfeited in May 2003 upon the termination of Mr. LeClair's employment with the Company.

        The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended December 31, 2003 by the Named Executive Officers and (ii) unexercised stock options held by such individuals.

AGGREGATED OPTION EXERCISES IN 2003
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at December 31, 2003		Value of Unexercised in-the-Money Options at December 31, 2003
Name	Shares Acquired on Exercise(#)	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ilan Kinreich	—	—	680,678	790,222	$48,000	$208,000
Christopher Dineen	—	—	94,968	107,032	15,271	26429
Brian E. LeClair(1)	87,456	$39,924	—	—	—	—

(1)
Mr. LeClair's employment with the Company was terminated in May 2003. Except for 87,456 of options exercised by Mr. LeClair in September 2003, all other options held by Mr. LeClair were terminated in May 2003.

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

        This report is submitted by the Compensation Committee. The Compensation Committee consists of David Assia, Shai Beilis and William J. Geary. Each of the members of the Compensation Committee is an independent director under the rules of the SEC and Nasdaq. Pursuant to authority delegated by the Board of Directors, the Compensation Committee is responsible for reviewing and administering the Company's stock option plans and reviewing and approving salaries and other incentive compensation of the Company's officers and employees, including recommendations to the Board of Directors with respect to the grant of stock options to officers and employees.

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

        The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. Mr. Kinreich's planned objectives included: (1) implementing the 2003 operating plan, (2) building strategic relationships, and (3) executing product release plans. The Chief Executive Officer makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are reviewed and approved by the Compensation Committee on a periodic basis.

        Bonus Compensation.    Our executive officers are eligible for quarterly cash bonuses, which are based primarily on corporate achievements and individual performance objectives that are reviewed and approved by the Compensation Committee and established at the beginning and in the course of each year. After the completion of each quarter, the Compensation Committee reviews the attainment of corporate and individual objectives and recommends bonuses based on the extent to which corporate objectives were met or exceeded and individual contributions to the Company's overall performance. For the most recent fiscal year, the Company did not pay any bonus compensation to its executive officers.

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

                  By the RadView Software Ltd. Compensation Committee
                  David Assia, Shai Beilis and William J. Geary

Compensation Committee Interlocks and Insider Participation

        David Assia, Shai Beilis and William J. Geary constitute the Company's Compensation Committee. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

Director Compensation

        We reimburse our Directors for expenses incurred to attend meetings of our Board of Directors and any committees of the Board of Directors. We also make an annual cash payment in the amount of $5,000 to our Directors, other than Mr. Kinreich, and grant options to purchase ordinary shares to our Directors from time to time and to comply with Israeli regulations.

COMPARATIVE SHARE PERFORMANCE GRAPH

        The following graph shows the cumulative shareholder return of the Company's ordinary shares from August 10, 2000 through December 31, 2003 as compared with that of the Nasdaq Composite and the Nasdaq Computer Index. The graph assumes the investment of $100 in the Company's ordinary shares and each of the comparison groups on August 10, 2000 and assumes the reinvestment of dividends. The Company has never declared a dividend on its ordinary shares. The ordinary share price performance depicted in the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to us regarding the beneficial ownership of our ordinary shares as of March 18, 2004, unless otherwise indicated, by: (i) each person known by us to beneficially own more than 5% of our ordinary shares; (ii) each Director of the Company; (iii) each executive officer named in the Summary Compensation Table above; and (iii) all of our Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares under options and warrants held by that person that are currently exercisable or exercisable within 60 days of March 18, 2004 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to state community property laws, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Ownership percentages are based on 20,401,097 ordinary shares outstanding on March 18, 2004. Unless otherwise noted below, each shareholder's address is c/o RadView Software Ltd., 7 New England Executive Park, Burlington, Massachusetts 01803.

Name of Beneficial Owner:	Total Shares Beneficially Owned	Percentage of Ordinary Shares
Five Percent Shareholders:
Computer Associates International, Inc. (1)	1,635,067	8.0%
Formula Ventures (2)	1,825,623	8.9%
North Bridge Venture Partners (3)	1,666,666	8.2%
Zohar Zisapel (4)	2,079,522	10.2%
Yehuda Zisapel (5)	2,079,522	10.2%
Directors and Executive Officers:
Ilan Kinreich (6)	1,201,781	5.7%
Christopher Dineen (7)	119,822	*
Shai Beilis (2) (8)	1,969,373	9.6%
William Geary (3) (9)	1,810,416	8.8%
Robert Steinkrauss (10)	143,750	*
Kathleen A. Cote (11)	143,750	*
David Assia (12)	100,000	*
All executive officers and Directors as a group (7 persons) (2) (3) (6) (7) (8) (9) (10) (11)(12)	5,488,892	25.0%

*
Represents beneficial ownership of less than one percent of our ordinary shares.

(1)
Computer Associates International, Inc. is a public company traded on The New York Stock Exchange. Based on its annual report on Form 10-K for the year ended March 31, 2003 filed with the SEC on May 15, 2003, and its quarterly report on Form 10-Q for the quarter ended December 31, 2003 filed with the SEC on January 21, 2004, its directors are Russell M. Artzt, Kenneth Cron, Alfonse M. D'Amato, Gary J. Fernandes, Sanjay Kumar, Robert E. La Blanc, Jay W. Lorsch, Lewis S. Ranieri, Walter P. Schuetze, and Alex Serge Vieux. The address of Computer Associates International, Inc. is One Computer Associates Plaza, Islandia, NY 11749.

(2)
Information is derived in part from Amendment No. 2 to the Schedule 13G/A, filed on February 20, 2004 by Formula Ventures L.P., FV-PEH, L.P. and Formula Ventures (Israel) L.P.

  Includes 1,108,593 ordinary shares owned of record by Formula Ventures L.P; 311,947 ordinary shares owned of record by FV-PEH L.P.; 356,140 ordinary shares owned of record by Formula Ventures (Israel) L.P.; 39,143 ordinary shares owned of record by Shem Basum Ltd. Shai Beilis, one of our Directors, is the managing director of Formula Ventures L.P., Formula Ventures Ltd. and the principal shareholder and a director of Shem Basum Ltd and directly holds 9,800 of our ordinary shares. Shai Beilis disclaims beneficial ownership of the shares held of record by Formula Ventures L.P.; FV-PEH L.P. and Formula Ventures (Israel) L.P. except to the extent of his pecuniary interest therein. Shai Beilis has sole voting and investment power and is the beneficial owner of the 39,143 ordinary shares owned of record by Shem Basum Ltd. Formula Ventures L.P., FV-PEH L.P. and Formula Ventures (Israel) L.P. are part of an affiliated group of investment entities managed by Formula Ventures Ltd. and Formula Ventures Partners (Cayman Islands) Ltd., a subsidiary thereof. Micha Gaiger, Yigal Erlich, Shai Beilis, Nir Linchevski and Dan Goldstein, by virtue of their board positions in Formula Venture Ltd., and Shai Beilis and Nir Linchevski, by virtue of their board positions in Formula Venture Partners (Cayman Islands) Limited, each share voting and dispositive power with respect to the shares held by Formula Ventures L.P.; FV-PEH and Formula Ventures (Israel) L.P. Decisions with respect to voting and investment of the shares owned of record are made by majority vote and as managing director, Shai Beilis shares voting and investment power over the ordinary shares held by Formula Ventures L.P., FV-PEH L.P. and Formula Ventures (Israel) L.P. The address of Formula Ventures (Israel) L.P., Formula Ventures L.P. and FV-PEH L.P. is 11 Galgalei Haplada St., Herzliya, Israel 46733.

(3)
Information is derived from the Schedule 13D, filed on September 3, 2002, by North Bridge Venture Management V, L.P.; North Bridge Venture Partners V-A, L.P.; North Bridge Venture Partners V-B, L.P.; Edward T. Anderson; Richard A. D'Amore; William J. Geary; James A. Goldstein; Jeffrey P. McCarthy; and Angelo J. Santinelli. Includes 1,116,810 ordinary shares owned of record by North Bridge Venture Partners V-A, L.P. and 549,856 ordinary shares owned of record by North Bridge Venture Partners V-B, L.P. The General Partner of both North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. is North Bridge Venture Management V, L.P. Mr. William J. Geary, one of our Directors, is a partner of North Bridge Venture Management V, L.P. Mr. Geary shares voting and investment power over these shares. However, he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Edward T. Anderson; Richard A. D'Amore; William J. Geary; James A. Goldstein; Jeffrey P. McCarthy; and Angelo J. Santinelli, by virtue of their management position in North Bridge Venture Management V, L.P., each have shared voting and dispositive power with respect to the shares held by North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. The address of both North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. is 950 Winter Street, Suite 4600, Waltham, MA 02451.

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

(5)
Yehuda Zisapel's address is 24 Raoul Wallenberg Street, Tel Aviv, Israel, 69719.

(6)
Includes 792,776 options exercisable within 60 days of March 18, 2004.

(7)
Includes 118,637 options exercisable within 60 days of March 18, 2004.

(8)
Includes 143,750 options exercisable within 60 days of March 18, 2004.

(9)
Represents 143,750 options exercisable within 60 days of March 18, 2004.

(10)
Represents 143,750 options exercisable within 60 days of March 18, 2004.

(11)
Represents 143,750 options exercisable within 60 days of March 18, 2004.

(12)
Represents 100,000 options exercisable within 60 days of March 18, 2004.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain information, as of December 31, 2003, regarding the Company's equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,855,477	$0.63	3,458,635
Equity compensation plans not approved by security holders (2)	1,854,687	$1.11	859,450

Total	3,710,164	$0.87	4,318,085

(1)
Relates to 2,950,000 options issued or issuable under the Company's U.S. Share Incentive Plan (2000) and 1,200,000 options available for issuance under the Company's Key Employee Share Incentive Plan (1996). Also includes 1,500,000 ordinary shares available for purchase by employees under the Company's Employee Share Purchase Plan. After the date of shareholder approval of the reservation of options under the Key Employee Share Incentive Plan, the board of directors amended certain provisions of the plan to comply with changes in the Israeli Income Tax Ordinance and Tax Regulations. These changes were submitted to the Israeli tax authorities for their approval.

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

        Options granted under the Key Employee Plan after January 1, 2003 are intended to comply with the "capital gains" provision of Section 102 of the Israeli Income Tax Ordinance.

        Stock options granted under the Key Employee Plan may not be granted at a price less than the par value of the ordinary shares on the date of grant. If any option award, or any part thereof, under the Key Employee Plan has not been exercised and the shares covered thereby not paid for within sixty-two (62) months after the date of grant (or any other period set forth in the instrument granting such option award), such option award, or such part thereof, terminates. An option granted under the Key Employee Plan is exercisable, during the optionholder's lifetime, only by the optionholder and is not transferable by him or her except by will or by the laws of descent and distribution.

        After the termination of an optionholder's employment with the Company, or cessation of status as a director or consultant of the Company (other than by reason of death, disability or termination for cause as defined in the Key Employee Plan), all rights in respect of options granted under the Key Employee Plan and held at the date of termination terminate within two weeks after the termination or cessation of status. Generally, in the event of the optionholder's termination for cause, all outstanding and unexercised options granted under the Key Employee Plan are forfeited.

        The Key Employee Plan may be amended by the Board of Directors of the Company. Each grantee is responsible for all personal tax consequences of the grant, the exercise and the sale of shares thereof.

Material Features of the Affiliate Plan

        The Company's Board of Directors approved the Affiliate Employees Option Plan (the "Affiliate Plan") in 1997. The Company has reserved 75,240 ordinary shares for issuance under the Affiliate Plan. The Company "s Board of Directors has adopted a resolution providing that from the date of its initial public offering and thereafter it will not issue any additional options under the Affiliate Plan.

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

        The Affiliate Plan may be amended by the Company's Board of Directors. Each grantee is responsible for all personal tax consequences of the grant, the exercise and the sale of shares thereof.

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

PART IV

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents the aggregate fees for professional audit services and other services rendered by the Company's independent auditors, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, in 2002 and 2003.

	Year Ended December 31,
	2002	2003
Audit Fees	$60,000	$60,000
Audit Related Fees	—	—
Tax Fees	5,000	5,000
All Other Fees	—	—

	$65,000	$65,000

        Audit Fees consist of fees billed for the annual audit and the quarterly reviews of the Company's consolidated financial statements. They also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include the review of documents filed with the SEC.

        Tax Fees include fees billed for tax compliance services, including the preparation of tax returns and claims for refund and tax consultations.

        The Audit Committee is required to approve in advance any audit or non-audit services performed by the Company's independent public accountants that do not meet the pre-approval standards established by the audit committee. The pre-approval policies and procedures established by the Audit Committee require that the Audit Committee meet with the independent auditor and financial management prior to the audit to review planning and staffing, the scope of the proposed audit for the current year, the audit procedures to be utilized, and the proposed fees. During 2003, 100% of the tax fees were pre-approved by the Audit Committee.

Website Availability of Reports and Other Corporate Governance Information

        In March 2004, the Company adopted a comprehensive corporate governance program, including corporate governance guidelines for the Board of Directors and new charters for the Company's Audit and Compensation Committees. The Company maintains a corporate investor relations website at www.radview.com where shareholders and other interested persons may review, among other things, the Company's corporate governance materials and certain SEC filings, such as the Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, proxy statements, annual reports, Section 16 reports reflecting certain changes in the stock ownership of our directors and Section 16 executive officers, and certain other documents filed with the Commission, each of which are generally available on such site on the same business day as the filing date with the Commission.

        In addition, the Company will post the latest versions of its corporate governance guidelines, the Company's Audit Committee and Compensation Committee charter, as well as the Company's code of business conduct, which includes the Company's code of ethics for senior financial officers, each of which the Company will provide in print, without charge, upon written request to RadView Software, Inc., 7 New England Executive Park, Burlington, MA 01803, attn: Investor Relations.

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)(1)    Financial Statements.

        Financial statements are shown in the index in Item 8 of this report.

(a)(2)    Schedules.

        All schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

(a)(3)    Exhibits.

        The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
3.2	Amended and Restated Form of Articles of Association of Registrant (filed as Appendix B to the Company's Proxy Statement Pursuant to Section 14(a) for the Year Ended December 31, 2000, and incorporated herein by reference)
4.1	Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
4.2	Investor Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.1	Lease Agreement for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation) (filed as Exhibit 10.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.2	Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts, 01803 (filed as Exhibit 10.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.3	Lease Agreement for 890 Hillview Court, Suite 130, Milpitas, California 95035 (filed as Exhibit 10.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.4	Amended and Restated Key Employee Share Incentive Plan (1996)
10.5	Amended and Restated United States Share Incentive Plan (2000) (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.6	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.7	Employee Share Purchase Plan (filed as Exhibit 10.1 to the Company's Form10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference)
10.8	Employment Agreement dated February 6, 2001 with Ilan Kinreich, President and Chief Executive Officer (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference)
10.9	Employment Agreement dated September 16, 2003 with Christopher Dineen, Chief Financial Officer (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference)

21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2001, and incorporated herein by reference)
23.1*	Notice Regarding Lack of Consent of Arthur Andersen LLP
23.2*	Consent of Independent Auditors, Luboshitz Kasierer, an affiliate member of Ernst & Young International
23.3*	Consent of Independent Auditors, Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global
31.1*	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Filed herewith

(b)    Reports on Form 8-K.

        None.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant, RadView Software Ltd., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, in the Commonwealth of Massachusetts, on this 26th day of March, 2004.

RADVIEW SOFTWARE LTD.
By:	/s/ ILAN KINREICH Ilan Kinreich President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ILAN KINREICH Ilan Kinreich	President, Chief Executive Officer and Director	March 26, 2004
/s/ SHAI BEILIS Shai Beilis	Director and Chairman of the Board	March 26, 2004
/s/ WILLIAM GEARY William Geary	Director	March 26, 2004
/s/ ROBERT STEINKRAUSS Robert Steinkrauss	Director	March 26, 2004
/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	March 26, 2004
/s/ DAVID ASSIA David Assia	Director	March 26, 2004
/s/ CHRISTOPHER DINEEN Christopher Dineen	Chief Financial Officer	March 26, 2004

QuickLinks

TABLE OF CONTENTS
PART I
  Item 1. BUSINESS
  Item 2. PROPERTIES
  Item 3. LEGAL PROCEEDINGS
  Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS
  Item 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT AUDITORS
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
RADVIEW SOFTWARE LTD. AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  Item 9A. CONTROLS AND PROCEDURES
PART III
  Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Item 11. EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
OPTION GRANTS IN LAST FISCAL YEAR
REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION
COMPARATIVE SHARE PERFORMANCE GRAPH
  Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS
SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
EQUITY COMPENSATION PLAN INFORMATION
  Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
PART IV
  Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
  Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K
SIGNATURES