Form 10-Q
period 2004-03-31
RADVIEW SOFTWARE LTD
filed 2004-05-13
CIK 1114999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were 20,414,980 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$4,025	$3,075
Accounts receivable, net of reserves of $72 at March 31, 2004 and December 31, 2003	726	678
Prepaid expenses and other current assets	382	426
Total Current Assets	5,133	4,179

Property and Equipment, net	275	333
Other Assets	655	643

Total Assets	$6,063	$5,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$252	$367
Accrued expenses	1,005	989
Accrued restructuring charge, current portion	231	225
Deferred revenue	1,359	1,064
Total Current Liabilities	2,847	2,645

Long-term Liabilities:
Accrued restructuring charge, less current portion	18	95
Accrued severance	635	619
Total Long-Term Liabilities	653	714

Total Liabilities	3,500	3,359

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 20,548,980 shares at March 31, 2004 and 17,194,545 shares at December 31, 2003 Outstanding – 20,414,980 shares at March 31, 2004 and 17,060,545 shares at December 31, 2003	50	43
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	56,832	55,010
Deferred compensation	—	(89)
Accumulated deficit	(54,219)	(53,068)
Total Shareholders’ Equity	2,563	1,796

Total Liabilities and Shareholders’ Equity	$6,063	$5,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Revenues:
Software licenses	$447	$667
Services	533	553
Total Revenues	980	1,220

Cost of Revenues:
Software licenses	31	20
Services	80	119
Total Cost of Revenues	111	139

Gross Profit	869	1,081

Operating Expenses:
Sales and marketing	805	1,230
Research and development	632	850
General and administrative	502	437
Stock-based compensation (1)	84	111
Total Operating Expenses	2,023	2,628

Operating loss	(1,154)	(1,547)

Interest income, net	3	14
Other expense, net	—	(8)

Net loss	$(1,151)	$(1,541)

Net loss per share – Basic and diluted	$(0.06)	$(0.09)

Weighted average number of shares used in computing basic and diluted net loss per share	17,796	16,471

(1)               The following summarizes the departmental allocation of the stock-based compensation charge:

Sales and marketing	$44	$39
Research and development	37	44
General and administrative	3	28
Total stock-based compensation	$84	$111

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(1,151)	$(1,541)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation	76	189
Amortization of deferred compensation	84	111
Accrued severance pay	16	(43)
Changes in operating assets and liabilities—
Accounts receivable	(48)	217
Prepaid expenses and other current assets	44	111
Accounts payable	(115)	3
Accrued expenses	16	(197)
Accrued restructuring charge	(71)	(70)
Deferred revenue	295	103
Net cash used in operating activities	(854)	(1,117)

Cash Flows from Investing Activities:
Purchases of property and equipment	(18)	(15)
Decrease (increase) in other assets	(12)	13
Net cash used in investing activities	(30)	(2)

Cash Flows from Financing Activities:
Proceeds from private placement of ordinary shares, net	1,831	—
Proceeds from exercise of stock options	3	1
Net cash provided by financing activities	1,834	1

Increase (decrease) in cash and cash equivalents	950	(1,118)

Cash and cash equivalents, beginning of period	3,075	7,566
Cash and cash equivalents, end of period	$4,025	$6,448

Cash paid during period for interest	$2	$4

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

The Company has a history of incurring net losses and had an accumulated deficit of approximately $54.2 million at March 31, 2004.  The Company has funded these losses principally from proceeds from equity financing.  In each of 2001, 2002 and 2003, the Company restructured its business to reduce total operating expenses by more than 60% through reductions in workforce and the termination of certain leases.

In March 2004, the Company completed a private placement of its ordinary shares (see Note 4). Management believes that existing cash and cash equivalents, along with the proceeds from the private placement, will be adequate to fund operations at least through March 31, 2005.

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

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.528 New Israeli Shekel (“NIS”) at March 31, 2004, U.S. $1.00 to NIS 4.379 at December 31, 2003, and U.S. $1.00 to NIS 4.687 at March 31, 2003.

(c)  Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2004, the condensed consolidated statements of operations and the condensed consolidated statements of cash flows for the three months ended March 31, 2004 and 2003, are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the annual consolidated financial statements for 2003 and related notes included in the Company’s Form 10-K filed with the SEC on March 29, 2004.

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

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions.  Under SOP 97-2, revenues from software product licenses are recognized upon delivery of the software provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable and no further obligations exist.  Revenues under multiple-element arrangements, which may include software licenses, support and maintenance, and training and consulting services, are allocated to each element based on their respective fair values, based on vendor-specific objective evidence.  This objective evidence represents the price of products and services when sold separately.  Revenue is recognized for software licenses sold to resellers or distributors at the time of shipment, provided that all revenue recognition criteria set forth in SOP 97-2 are fulfilled.

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

Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.  Deferred revenue primarily represents deferred maintenance revenue, and to a lesser extent, deferred software license revenues.

(f)           Employee Stock Options

At March 31, 2004, the Company has three stock option plans.  The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Options Issued to Employees and FASB Interpretation (“FIN”) No. 44 Accounting for Certain Transactions Involving Stock Compensation, in accounting for its employee stock option plans.  Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended certain provisions of SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year.  The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

Pro forma information regarding the Company’s net loss and net loss per share is required by SFAS No. 123 and has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.   The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation.

	Three Months Ended March 31,
	2004	2003
	(In thousands)

Net loss, as reported	$(1,151)	$(1,541)
Add: Stock-based compensation included in reported net loss	84	111
Deduct: Total stock-based compensation expense under fair value based methods	(142)	(238)
Pro forma net loss	$(1,209)	$(1,668)

Net loss per share:
As reported	$(0.06)	$(0.09)
Pro forma	$(0.07)	$(0.10)

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

The calculation of diluted net loss per share excludes outstanding stock options, warrants and additional investment rights held by certain investors because their inclusion would be antidilutive, as set forth in the following table.

	March 31,
	2004	2003
	(In thousands)

Stock options	3,702	5,110
Warrants (See Note 4(b))	3,000	—
Additional investment rights held by certain investors (See Note 4(b))	3,333	—

4.  Shareholders’ Equity

(a)       Private Placement

On March 17, 2004, the Company completed a private placement (the “Private Placement”) of its ordinary shares, additional investment rights to purchase ordinary shares (“Additional Investment Rights”) and four series of warrants to purchase ordinary shares (“Warrants”) pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and certain purchasers named therein (the “Purchasers”), in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

The Company issued 3,333,331 ordinary shares to the Purchasers for a purchase price per share of $0.60, or aggregate gross proceeds of $2.0 million.  The Company received net proceeds of $1.8 million from the Private Placement.

In accordance with the Purchase Agreement, the Company is required to register for resale on Form S-3 (the “Registration Statement”) the ordinary shares issued in the Private Placement and the ordinary shares issuable upon exercise of the Additional Investment Rights and Warrants.  The Company filed the Registration Statement (No. 333-114308) with the Securities and Exchange Commission on April 8, 2004 and is required to use its best efforts to cause the Registration Statement to be declared effective by the Securities and Exchange Commission by June 8, 2004.   The Company must also comply with certain conditions to maintain the effectiveness of the Registration Statement for a period of up to two years from the effective date of the Registration Statement.

Pursuant to the terms of the Purchase Agreement, the Company agreed not to offer, sell or grant any option to purchase ordinary shares or securities convertible into ordinary shares until 30 trading days after the effective date of the Registration Statement, subject to specified exceptions, and not to file any registration statement (other than the Registration Statement) until the Registration Statement has been declared effective, subject to specified exceptions.

(b)  Warrants and Additional Investment Rights

In connection with the Private Placement, the Company issued to the Purchasers Additional Investment Rights to purchase 3,333,331 ordinary shares at an exercise price of $0.810 per share, exercisable from March 11, 2004 until one year after the effective date of the Registration Statement.

In addition, the Company issued to the Purchasers four series of warrants as follows:

Series	Term	Exercise Price	Number of Shares

Series A warrants	Four and a half years	$0.992	1,000,000
Series B warrants	Two years	$0.873	666,668
Series C warrants	Four and a half years	$0.992	666,664
Series D warrants	Two years	$0.873	666,664
			2,999,996

The Series A and Series B warrants are exercisable beginning upon the later of September 11, 2004 or the effective date of the Registration Statement and for a term as noted in the table above.  Series C and Series D warrants become exercisable only in the event that the Company’s ordinary shares are delisted from The Nasdaq SmallCap Market, beginning upon the later of the date of delisting and September 11, 2004, for the term noted in the table above.  All of the Warrants are subject to customary anti-dilution adjustments.

The Company may require the Purchasers to exercise their right to purchase ordinary shares pursuant to the Additional Investment Rights or Warrants if the closing price of the ordinary shares on The Nasdaq SmallCap Market or alternative therefor exceeds the respective exercise prices of the Additional Investment Rights or any series of the Warrants by at least 100% for twenty consecutive trading days on which the average daily trading volume of the ordinary shares on the Nasdaq SmallCap Market or alternative therefor is at least 250,000 Ordinary Shares, excluding blocks of 25,000 or more ordinary shares.

5.   Accrued Restructuring Charges

Accrued restructuring charges consisted entirely of idle-lease costs as of March 31, 2004 and 2003.  The following is a reconciliation of the accrued restructuring charges for the three-month periods ended March 31, 2004 and 2003.

	Three Months Ended March 31,
	2004	2003
	(In thousands)

Balance at beginning of period	$320	$612
Less: Payments during period	(71)	(70)
Balance at end of period	$249	$542

Amounts payable within one year have been classified as a current liability in the accompanying condensed consolidated balance sheets.

6.  Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of the end-user customer as follows:

	Three months ended March 31,
	2004	2003
	(in thousands)

United States	$661	$778
Europe	124	174
Israel	118	162
Other	77	106
Total revenues	$980	$1,220

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

In March 2004, we completed a private placement of our ordinary shares, warrants and the right to purchase additional shares.  We realized net proceeds from of $1.8 million from this private placement.

Application of Critical Accounting Policies and Estimates

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

Revenue Recognition

Our revenue recognition approach requires that four basic criteria must be met before revenue can be recognized: (1) persuasive evidence of an arrangement exists; (2) delivery has occurred or services rendered; (3) the fee is fixed and determinable; and (4) collectibility is reasonably assured.  Determination of criteria (3) and (4) is based on management’s judgments regarding the fixed nature of the fee charged for services rendered and products delivered, and the collectibility of those fees.  Should changes in conditions cause management to determine these criteria are not met for certain future transactions, revenue recognized for any reporting period could be adversely affected.

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

In 2001, 2002 and 2003, we recorded significant restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions.  In addition, we have estimated the costs for certain under-utilized facilities and have made assumptions regarding a potential sub-lessee’s future rental rate, as well as the amount of time required to identify a sub-lessee.  To date, our actual restructuring costs have approximated the estimated costs recorded; however, actual future costs of amounts not yet paid may differ from these estimates.

Accounting for Stock Options

We account for stock options issued to employees under the intrinsic method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.  Under this approach we do not record any expense at the time the options are granted unless the exercise price of a granted option is below the fair market price of our ordinary shares on the date of grant.   We have provided disclosures of impact to our reported net loss and net loss per share if we had applied the fair value method.  The pro forma fair value disclosures requires the application of estimates, such as estimated expected life of the options and estimated market volatility for our ordinary shares.  These estimates are based on management’s review of historical option lives and computations of market volatility for our ordinary shares.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2004	2003
Revenues:
Software licenses	45.6%	54.7%
Services	54.4%	45.3%
Total revenues	100.0%	100.0%

Cost of revenues:
Software licenses	3.2%	1.6%
Services	8.1%	9.8%
Total cost of revenues	11.3%	11.4%

Gross profit	88.7%	88.6%

Operating expenses:
Sales and marketing	82.1%	100.8%
Research and development	64.5%	69.7%
General and administrative	51.2%	35.8%
Stock-based compensation	8.6%	9.1%
Total operating expenses	206.4%	215.4%

Loss from operations	(117.8% )	(126.8% )

Other income:
Interest income, net	0.3%	1.1%
Other expense, net	(0.0% )	(0.6% )

Net loss	(117.5% )	(126.3% )

Three Months Ended March 31, 2004 and 2003

Revenues

Total Revenues. Total revenues were $980,000 for the three months ended March 31, 2004 and $1.2 million for the same period in 2003.  Total revenues decreased $240,000, or 19.7%, due to a $119,000 decrease in total revenues from customers in North America and a $121,000 decrease in total revenues from international customers.  The decrease in total revenues resulted primarily from a decline in software licenses orders.

Software Licenses.  Software license revenues were $447,000 for the three months ended March 31, 2004 and $667,000 for the same period in 2003.  Software licenses revenues decreased $220,000, or 33.0%, and consisted of a decline in software license revenues of $108,000 from North American customers and $112,000 from international customers.  Software license revenues decreased as a result of reduced average order size for our products and a decrease in order volumes in Europe and Asia Pacific.

Services.  Service revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services.  Services revenues were $533,000 for the three months ended March 31, 2004 and $553,000 for the same period in 2003.  The decrease in services revenues of $20,000, or 3.6%, was less significant than that of software licenses due to improved renewal orders from our support and maintenance business.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses increased to $31,000, or 6.9% of software license revenue, for the three months ended March 31, 2004 from $20,000, or 3.0% of software license revenue, for the same period in 2003.  The increase was due to increased royalties payable to a third party based on revenues from our WebLOAD Analyzer product introduced in July 2003.

Cost of Services. Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services decreased to $80,000, or 15.0% of service revenue, for the three months ended March 31, 2004 from $119,000, or 21.5% of service revenue, for the same period in 2003.  The decrease was due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in the second quarter of 2003.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses decreased to $805,000, or 82.1% of total revenues, for the three months ended March 31, 2004 from $1.2 million, or 100.8% of total revenues, for the same period in 2003.  The decrease was due primarily to headcount reductions of sales and marketing personnel during the second quarter of 2003 along with reduced marketing program spending.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses decreased to $632,000, or 64.5% of total revenues, for the three months ended March 31, 2004, from $850,000, or 69.7% of total revenues, for the same period in 2003.  The decrease was due primarily to headcount reductions of research and development personnel during the second quarter of 2003.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses decreased to $502,000, or 51.2% of total revenues, for the three months ended March 31, 2004 from $437,000, or 35.8% of total revenues, for the same period in 2003.  The decrease was due primarily to headcount reductions of general and administrative personnel during the second quarter of 2003, partially offset by higher professional fees incurred in the first quarter of 2004.

Stock-based Compensation. Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value at date of grant and to all equity instruments issued to nonemployees.  For stock options granted to employees, the difference between the exercise price and the fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options.  For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option.  Stock-based compensation expense was $84,000 for the three months ended March 31, 2004 compared to $111,000 for the same period in 2003.  This decrease resulted from the completion of all amortization of deferred compensation.  Deferred compensation on the unvested options was included as a component of shareholders’ equity and charged to stock-based compensation expense over the vesting period of the underlying options.  As of March 31, 2004, there is no remaining unamortized deferred compensation.

Interest Income, Net. Interest income, net consists principally of interest earned on cash investments.  Interest income, net was $3,000 for the three months ended March 31, 2004 compared to $14,000 for the same period in 2003.  The decreases in interest income resulted from lower invested cash balances in 2004 as compared to 2003.

Other Expense, Net. Other expense, net consists principally of currency translation gains and losses.  Other expense, net was $8,000 for the three months ended March 31, 2004.  There was not other expense, net for the same period in 2004.  The change was due to exchange rate fluctuations.

Income Taxes.  We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $20.7 million through March 31, 2004 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income.  We expect that during the period these losses are utilized, our income would be substantially tax exempt.  Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our consolidated financial statements.

Our U.S. subsidiary has estimated net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $28.3 million through March 31, 2004.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2024.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $4.0 million as of March 31, 2004 and $3.1 million as of December 31, 2003.

Cash used in operating activities have resulted substantially from our reported net losses partially reduced by noncash items such as, depreciation and stock-based compensation, and changes in current assets and liabilities.

Cash used in operating activities was $854,000 for the three months ended March 31, 2004 and $1.1 million for the same period in 2003.  Cash used in operating activities for the three months ended March 31, 2004 was due primarily to a net loss of $1.2 million and a decrease of $99,000 in accounts payable and accrued expenses, partially offset by noncash items and an increase of $295,000 in deferred revenues.  Accrued expenses and accounts payable decreased as a result of the payment of accrued payroll-related costs and professional fees.  Deferred revenues increased resulting from several large support and maintenance renewal orders received during the quarter along with the receipt of a prepaid royalty from a channel partner.

Cash used in operating activities for the first three months of 2003 was due primarily to a net loss of $1.5 million, a decrease of $264,000 in accounts payable, accrued expenses and accrued restructuring, partially offset by noncash items and a decrease of $217,000 in accounts receivable, a decrease of $111,000 in prepaid expenses and other current assets, and an increase of $103,000 in deferred revenues.  Accrued expenses, accounts payable and accrued restructuring decreased as a result of payment of such obligations.  Accounts receivable decreased as a result of decreased order volume.  Prepaid expenses decreased as a result of amortization of prepaid insurance amounts.  Deferred revenues increased as a result of the receipt of a prepaid royalty from a channel partner.

Cash used in investing activities was $30,000 for the three months ended March 31, 2004 and resulted from the purchase of $18,000 in property and equipment and an increase of $12,000 in other assets.  Cash used in investing activities was $2,000 for the three months ended March 31, 2003 and resulted from the purchase of $15,000 in property and equipment, partially offset by a decrease of $13,000 in other assets.

Cash used in financing activities was $1.8 million for the three months ended March 31, 2004 and consisted of $1.8 million of net proceeds from a private placement of 3,333,331 of our ordinary shares in March 2004 for an aggregate purchase price of $2.0 million.  In connection with the private placement, the investors also received four series of warrants to purchase an aggregate of up to 2,999,996 ordinary shares at exercise prices ranging from $0.87 to $0.99 per share.  In addition, we granted the investors an option to purchase within one year an additional 3,333,331 ordinary shares at a purchase price of $0.81 per share.  Cash provided by financing activities was $1,000 for the three months ended March 31, 2003 and consisted of proceeds from exercise of stock options.

We expect that operating expenses and, to a lesser extent, our planned capital expenditures, will constitute a material use of our cash resources.  We believe that our existing cash and cash equivalents, including the net proceeds from our recent private placement, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.  We may find it necessary to obtain additional equity or debt financing.  In the event additional financing is required, we may not be able to complete financing on acceptable terms or at all.

On February 11, 2004, we received a letter from the Nasdaq under which we were informed that we were not in compliance with Marketplace Rule 4320(e)(2)(B). This rule requires a listed company to meet one of three tests involving shareholders’ equity, market capitalization or net income. The Nasdaq’s staff advised us that it would review our eligibility for continued listing on The Nasdaq SmallCap Market. We provided the Nasdaq with our plan to achieve and sustain compliance with The Nasdaq SmallCap Market minimum shareholders’ equity requirement of $2.5 million.  On April 1, 2004, at the Nasdaq’s request, we filed a Form 8-K with the SEC that included a pro forma balance sheet reflecting that our pro forma shareholders’ equity as of February 29, 2004 was approximately $2,735,000 after giving effect to the receipt of the proceeds of our private placement of 3,333,331 ordinary shares completed on March 17, 2004.  On April 5, 2004, the Nasdaq advised us in writing that, based upon its review of our Form 8-K, its staff had determined that we were in compliance with Marketplace Rule 4320(e)(2)(B) and that it had concluded its review of our eligibility for continued listing on The Nasdaq SmallCap Market.  The Nasdaq will continue to monitor our ongoing compliance with the shareholder’s equity and if our future periodic reports do not evidence compliance we may be subject to delisting.

Contractual Obligations

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2005.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)

Operating leases	$593	$516	$77	$—	$—
Severance pay (1)	635	—	—	—	635
Total	$1,228	$516	$77	$—	$635

(1)        Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws.  These obligations are payable only upon the termination of the respective employee and may be reduced if the employee’s termination is voluntary.

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

PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

(c) Sale of Unregistered Securities

See Part I, Item 1, Notes to the Condensed Consolidated Financial Statements, Note 4—Shareholders’ Equity, and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources” for a description of the Company’s private placement completed on March 17, 2004, which is incorporated by reference into Part II of this report.

(d) Use of Proceeds from Sale of Registered Securities

On August 9, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared effective a Registration Statement on Form F-1 (No. 333-41526) that registered 5,750,000 ordinary shares.

Through March 31, 2004, we have used $33.1 million of the net proceeds of the $35.3 million from our initial public offering as follows:

•                  $1.9 million for capital expenditures;

•                  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

•                  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

•                  $100,000 for the repurchase of ordinary shares; and

•                  $25.9 million for working capital.

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

*  Filed herewith

(b) Reports on Form 8-K:

•                  On March 18, 2004, the Company reported the completion of a private placement of $2.0 million of its ordinary shares, additional investment rights to purchase ordinary shares and four series of warrants to purchase ordinary shares.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.

Date: May 13, 2003	/s/ CHRISTOPHER DINEEN
Christopher Dineen
Chief Financial Officer