Form 10-Q
period 2004-06-30
RADVIEW SOFTWARE LTD
filed 2004-08-13
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

OR

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-31151

RADVIEW SOFTWARE LTD

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
Yes  ☐   No.  ☒.

As of July 31, 2004, there were 20,503,740 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$3,079	$3,075
Accounts receivable, net of reserves of $96 at June 30, 2004 and $72 at December 31, 2003	614	678
Prepaid expenses and other current assets	361	426
Total Current Assets	4,054	4,179

Property and Equipment, net	217	333
Other Assets	646	643

Total Assets	$4,917	$5,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$339	$367
Accrued expenses	944	989
Accrued restructuring charge, current portion	178	225
Deferred revenue	1,259	1,064
Total Current Liabilities	2,720	2,645

Long-term Liabilities:
Accrued restructuring charge, less current portion	—	95
Accrued severance	644	619
Total Long-Term Liabilities	644	714

Total Liabilities	3,364	3,359

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 20,637,740 shares at June 30, 2004 and 17,194,545 shares at December 31, 2003; Outstanding – 20,503,740 shares at June 30, 2004 and 17,060,545 shares at December 31, 2003	51	43
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	56,816	55,010
Deferred compensation	—	(89)
Accumulated deficit	(55,214)	(53,068)
Total Shareholders’ Equity	1,553	1,796

Total Liabilities and Shareholders’ Equity	$4,917	$5,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Software licenses	$523	$622	$970	$1,289
Services	545	589	1,078	1,142
Total Revenues	1,068	1,211	2,048	2,431

Cost of Revenues:
Software licenses	18	15	49	35
Services	77	111	157	230
Total Cost of Revenues	95	126	206	265

Gross Profit	973	1,085	1,842	2,166

Operating Expenses:
Sales and marketing	897	1,040	1,702	2,270
Research and development	636	650	1,268	1,500
General and administrative	417	406	919	843
Stock-based compensation (1)	—	103	84	214
Restructuring charges (Note 4)	—	245	—	245
Total Operating Expenses	1,950	2,444	3,973	5,072

Operating loss	(977)	(1,359)	(2,131)	(2,906)

Interest income, net	3	10	6	24
Other expense, net	(21)	(46)	(21)	(54)

Net loss	$(995)	$(1,395)	$(2,146)	$(2,936)

Basic and diluted net loss per share	$(0.05)	$(0.08)	$(0.11)	$(0.18)

Weighted average number of shares used in computing basic and diluted net loss per share	20,456	16,478	19,126	16,474

(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$—	$28	$44	$67
Research and development	—	36	37	80
General and administrative	—	39	3	67
Total stock-based compensation	$—	$103	$84	$214

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(2,146)	$(2,936)
Adjustments to reconcile net loss to net cash used in operating activities-
Depreciation	136	372
Amortization of deferred compensation	84	214
Accrued severance pay	25	(202)
Changes in operating assets and liabilities-
Accounts receivable, net	64	140
Prepaid expenses and other current assets	65	122
Accounts payable	(28)	37
Accrued expenses	(45)	(431)
Accrued restructuring charge	(142)	(12)
Deferred revenue	195	122
Net cash used in operating activities	(1,792)	(2,574)

Cash Flows from Investing Activities:
Purchases of property and equipment	(20)	(81)
Decrease (increase) in other assets	(3)	97
Net cash provided by (used in) investing activities	(23)	16

Cash Flows from Financing Activities:
Proceeds from private placement of ordinary shares, net	1,792	—
Proceeds from exercise of stock options	27	4
Net cash provided by financing activities	1,819	4

Increase (decrease) in cash and cash equivalents	4	(2,554)

Cash and cash equivalents, beginning of period	3,075	7,566
Cash and cash equivalents, end of period	$3,079	$5,012

Cash paid during period for interest	$4	$8

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

The Company has a history of incurring net losses and had an accumulated deficit of approximately $55.2 million at June 30, 2004.  The Company has funded these losses principally from proceeds from equity financing, including the private placement of its ordinary shares completed in March 2004 (see Note 4).  In each of 2001, 2002 and 2003, the Company restructured its business to reduce total operating expenses by more than 60% through reductions in workforce and the termination of certain leases.

In July 2004, the Company completed a $1,000,000 technology license transaction with a distribution partner (see Note 7).  Management believes that existing cash and cash equivalents, along with the proceeds from this technology license transaction, will be adequate to fund operations at least through June 30, 2005.

2.  Significant Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States for interim financial information.  The significant policies followed in the preparation of the condensed consolidated financial statements, applied on a consistent basis, are as follows.

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

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.497 New Israeli Shekel (“NIS”) at June 30, 2004, U.S. $1.00 to NIS 4.379 at December 31, 2003, and U.S. $1.00 to NIS 4.312 at June 30, 2003.

(c)        Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2004, the condensed consolidated statements of operations for the three and six months ended June 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the six months ended June 30, 2004 and 2003, are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the annual consolidated financial statements for 2003 and related notes included in the Company’s Form 10-K filed with the SEC on March 29, 2004.

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

(f)           Employee Stock Options

At June 30, 2004, the Company has three stock option plans.  The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Options Issued to Employees and FASB Interpretation (“FIN”) No. 44 Accounting for Certain Transactions Involving Stock Compensation, in accounting for its employee stock option plans.  Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended certain provisions of SFAS No. 123 Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year.  The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net loss, as reported	$(995)	$(1,395)	$(2,146)	$(2,936)
Add: Stock-based compensation included in reported net loss	—	103	84	214
Deduct: Total stock-based compensation expense determined under fair value based methods	(106)	(214)	(248)	(452)
Pro forma net loss	$(1,101)	$(1,506)	$(2,310)	$(3,174)

Basic and diluted net loss per share
As reported	$(0.05)	$(0.08)	$(0.11)	$(0.18)
Pro forma	$(0.05)	$(0.09)	$(0.12)	$(0.19)

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

	June 30,
	2004	2003
	(In thousands)

Stock options	3,534	4,365
Warrants (See Note 4(b))	3,000	—
Additional investment rights held by certain investors (See Note 4(b))	3,333	—

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

In accordance with the Purchase Agreement, the Company was required to register for resale on Form S-3 (the “Registration Statement”) the ordinary shares issued in the Private Placement and the ordinary shares issuable upon exercise of the Additional Investment Rights and Warrants.  The Company filed the Registration Statement with the Securities and Exchange Commission on April 8, 2004 and the Registration Statement was declared effective on June 17, 2004.   The Company must maintain the effectiveness of the Registration Statement for a period of up to two years from the effective date of the Registration Statement.

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
			2,999,996

All of the Warrants are subject to customary anti-dilution adjustments.  The Series A and Series B warrants are exercisable beginning September 11, 2004 and for a term as noted in the table above.  The Series C and Series D warrants become exercisable only in the event that the Company’s ordinary shares are delisted from The Nasdaq

SmallCap Market, beginning upon the later of the date of delisting and September 11, 2004, for the term noted in the table above.

On August 2, 2004, the Company received a letter from the Nasdaq informing the Company that it did not comply with Marketplace Rule 4320(e)(2)(B).  This rule requires a listed company to meet one of three tests involving shareholders’ equity, market capitalization or net income.  As of June 30, 2004, the Company’s shareholders’ equity was $1,553,000, which was below the minimum shareholders’ equity requirement of $2.5 million.  The Company also does not satisfy either of the other two tests.  The Nasdaq also informed the Company that it is reviewing the Company’s eligibility for continued listing on the Nasdaq SmallCap Market.  In connection with their review, the Nasdaq has requested that the Company provide on or before August 16, 2004 the Company’s specific plans to achieve and sustain compliance with the listing requirements.  The Company is presently preparing a response to the Nasdaq with the requested information.

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

5.   Accrued Restructuring Charges

The following is a reconciliation of the activity in the accrued restructuring charge for each of the six-month periods ended June 30, 2003 and 2004:

Description	Balance, Beginning of Period	Provision	Payments and Write-offs	Balance, End of Period
	(In thousands)
Six Months Ended-
June 30, 2003:
Employee severance costs	$—	$207	$(105)	$102
Idle-lease costs	612	26	(144)	494
Property and equipment impairment	—	4	—	4
Vendor contract termination fees	—	8	(8)	—
	$612	$245	$(257)	$600
June 30, 2004:
Idle-lease costs	$320	$—	$(142)	$178

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

6.  Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of the end-user customer as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)

United States	$757	$804	$1,418	$1,582
Europe	190	81	314	255
Israel	17	167	135	329
Other	104	159	181	265
Total revenues	$1,068	$1,211	$2,048	$2,431

7.  Subsequent Events

(a)       Technology License Transaction

On July 7, 2004, the Company completed a $1,000,000 technology license transaction for our WebLOAD product with an original equipment manufacturer, or OEM, partner pursuant to the exercise of an option by the OEM partner under the terms of a development, publishing and distribution agreement.   The technology license provides the OEM partner with expanded rights including the right to access and use source code for the WebLOAD product and the right to create derivative products.  The OEM partner is required to continue to pay to the Company royalties on its sale of WebLOAD at a reduced rate through July 7, 2005, after which the OEM partner would have no further payment obligations to the Company.  The OEM partner has the right to make a single payment of $250,000 to the Company within five days of the receipt of source code materials in lieu of its obligations to pay the reduced royalty.

The Company is obligated to provide product updates and technical and engineering support to the OEM partner until July 2005.  The Company will recognize the $1,000,000 technology license fee as revenue over the 12-month period that commenced on July 7, 2004. .  If the OEM partner elects to make the $250,000 payment in lieu of its reduced royalty obligation, then this amount would also be recognized as revenue over the same 12-month period.

(b)       Office Lease

On July 20, 2004, the Company amended the lease on its Burlington, Massachusetts office space.  Under the amendment, the Company substituted its original space for a smaller office at a lower base rent.  The new space is for 4,929 square feet and expires in July 2009.  The original lease was for 11,228 square feet and would have expired in March 2005.

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

Overview

We develop, market and support software that enables companies to assure the scalability, efficiency and reliability of web applications.   In 1997, we introduced WebLOAD, a single-user load testing solution designed to assess the performance and accelerate the deployment of web applications.  In February 2000, we introduced WebRM, a multiple-user load testing solution, which extends the functionality of WebLOAD to facilitate the collaborative testing efforts of both small and large testing teams to verify web application quality throughout the application development lifecycle.  In August 2001, we introduced WebFT, a testing tool for verification of the functionality of web applications.  In July 2003, we introduced WebLOAD Analyzer, a solution for identifying the root-cause of performance problems within web applications.  In May 2004, we introduced TestView, a comprehensive web application testing solution that integrates WebFT for functional testing, WebLOAD for load and scalability testing and TestView Manager for test management through a central console.

On July 7, 2004, we completed a $1,000,000 technology license transaction for our WebLOAD product with Ixia, an original equipment manufacturer partner pursuant to the exercise of an option by Ixia under the terms of a development, publishing and distribution agreement.   The technology license provides Ixia with expanded rights including the right to access and use source code for the WebLOAD product and the right to create derivative products.  Ixia is required to continue to pay to us royalties on its sale of WebLOAD at a reduced rate through July 7, 2005, after which they would have no further payment obligations to us.  Ixia has the right to make a single payment of $250,000 to us within five days of the receipt of source code materials in lieu of its obligations to pay the reduced royalty.  We are obligated to provide product updates and technical and engineering support to Ixia until July 2005.  We will recognize the $1,000,000 technology license fee as revenue over the 12-month period that commenced July 7, 2004.  Accordingly, these revenues will be recognized commencing with the quarter ending September 30, 2004.  If Ixia elects to make the $250,000 payment in lieu of its reduced royalty obligation, then this amount would also be recognized as revenue over the same 12-month period.

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

In prior years, we recorded significant restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions.  In addition, we have estimated the costs for certain under-utilized facilities and have made assumptions regarding a potential sub-lessee’s future rental rate, as well as the amount of time required to identify a sub-lessee.  To date, our actual restructuring costs have approximated the estimated costs recorded; however, actual future costs of amounts not yet paid may differ from these estimates.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Revenues:
Software licenses	49.0%	51.4%	47.4%	53.0%
Services	51.0	48.6	52.6	47.0
Total revenues	100.0	100.0	100.0	100.0

Cost of Sales:
Software licenses	1.7	1.2	2.4	1.4
Services	7.2	9.2	7.7	9.5
Total cost of sales	8.9	10.4	10.1	10.9

Gross Profit	91.1	89.6	89.9	89.1

Operating Expenses:
Sales and marketing	84.0	85.9	83.1	93.4
Research and development	59.6	53.7	61.9	61.7
General and administrative	39.0	33.5	44.9	34.7
Stock-based compensation	0.0	8.5	4.1	8.7
Restructuring charges	0.0	20.2	0.0	10.1
Total operating expenses	182.6	201.8	194.0	208.6

Operating loss	(91.5)	(112.2)	(104.1)	(119.5)

Interest income, net	0.3	0.8	0.3	0.9
Other expense, net	(2.0)	(3.8)	(1.0)	(2.2)

Net loss	(93.2)%	(115.2)%	(104.8)%	(120.8)%

Three and Six Months Ended June 30, 2004 and 2003

Revenues

Total Revenues. Total revenues were $1.1 million for the three months ended June 30, 2004 and $1.2 million for the same period in 2003, which represents a decrease of $143,000, or 11.8%.  Total revenues were $2.0 million for the six months ended June 30, 2004 and $2.4 million for the same period in 2003, which represents a decrease of $383,000, or 15.8%. The decreases in total revenues resulted primarily from a decline in sales of software licenses.

Software Licenses.  Software license revenues were $523,000 for the three months ended June 30, 2004 and $622,000 for the same period in 2003, which represents a decrease of $99,000, or 15.9%.  This decrease consisted of a decline in software license revenues of $105,000 from North American customers, offset, in part, by a $6,000 increase of software license revenues from international customers.  Software license revenues were $970,000 for the six months ended June 30, 2004 and reflects a decrease of $319,000, or 24.7%, as compared to software license revenues of $1.3 million for the same period in 2002.  This decrease consisted of a decline in software license revenues of $214,000 from U.S. customers and $105,000 from international customers. Software license revenues decreased as a result of a decline in orders for our enterprise solution.

Services.  Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services.  Services revenues were $545,000 for the three months ended June 30, 2004 and $589,000 for the same period in 2003.  The decrease in services revenues of $44,000, or 7.5%, was lower than the decrease in revenues from software licenses due to improved renewal orders from our support and maintenance business.  Service revenues were $1.1 million for the six months ended June 30, 2004, representing a decrease of $64,000, or 5.6%, as compared to service revenues of $1.1 million for the same period in 2003.  This decrease consisted of a decline in services revenues of $41,000 from U.S. customers and $23,000 from international customers.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses increased to $18,000, or 3.4% of software license revenue, for the three months ended June 30, 2004 from $15,000, or 2.4% of software license revenue, for the same period in 2003.  Cost of software licenses increased from $35,000, or 2.7% of software license revenue, for the six months ended June 30, 2003 to $49,000, or 5.1% of software license revenue, for the same period in 2004. These increases were due to increased royalties payable to a third party based on revenues from our WebLOAD Analyzer product introduced in July 2003.

Cost of Services. Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services decreased to $77,000, or 14.1% of service revenue, for the three months ended June 30, 2004 from $111,000, or 18.8% of service revenue, for the same period in 2003.  Cost of services decreased from $230,000, or 20.1% of service revenue, for the six months ended June 30, 2003 to $157,000, or 14.6% of service revenue, for the same period in 2004. These decreases were due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in the second quarter of 2003.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses decreased to $897,000, or 84.0% of total revenues, for the three months ended June 30, 2004 from $1.0 million, or 85.9% of total revenues, for the same period in 2003. Sales and marketing expenses decreased from $2.3 million, or 93.4% of total revenues, for the six months ended June 30, 2003 to $1.7 million, or 83.1% of total revenues, for the same period in 2004.  These decreases were due primarily to headcount reductions of sales and marketing personnel during the second quarter of 2003 along with reduced marketing program spending.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses decreased to $636,000, or 59.6% of total revenues, for the three months ended June 30, 2004, from $650,000, or 53.7% of total revenues, for the same period in 2003.  Research and development expenses decreased from $1.5 million, or 61.7% of total revenues, for the six months ended June 30, 2003, to $1.3 million, or 61.9% of total revenues, for the same period in 2004.  These decreases were due primarily to headcount reductions of research and development personnel during the second quarter of 2003.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses increased to $417,000, or 39.0% of total revenues, for the three months ended June 30, 2004 from $406,000, or 33.5% of total revenues, for the same period in 2003.  General and administrative expenses increased from $843,000, or 34.7% of total revenues, for the six months ended June 30, 2003 to $919,000, or 44.9% of total revenues, for the same period in 2004. These increases were due primarily to additional professional fees incurred during the first quarter of 2004.

Stock-based Compensation. Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value at date of grant and to all equity instruments issued to nonemployees.  For stock options granted to employees, the difference between the exercise price and the fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options.  For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option.  There was no stock-based compensation expense for the three months ended June 30, 2004 compared to $103,000 for the same period in 2003.  Stock-based compensation expense was $84,000 for the six months ended June 30, 2004 compared to $214,000 for the same period in 2003.  This decrease resulted from the completion of all amortization of deferred compensation.  Deferred compensation on the unvested options was included as a component of shareholders’ equity and charged to stock-based compensation expense over the vesting period of the underlying options.

Interest Income, Net. Interest income, net consists principally of interest earned on cash investments.  Interest income, net was $3,000 for the three months ended June 30, 2004 compared to $10,000 for the same period in 2003. Interest income, net was $6,000 for the six months ended June 30, 2004 compared to $24,000 for the same period in 2003. The decreases in interest income resulted from lower invested cash balances in 2004 as compared to 2003.

Other Expense, Net. Other expense, net consists principally of currency translation gains and losses.  Other expense, net was $21,000 for the three months ended June 30, 2004 compared to $46,000 for the same period in 2003. There was other expense, net of $21,000 for the six months ended June 30, 2003 compared to $54,000 for the same period in 2003.  The change was due to exchange rate fluctuations.

Income Taxes.  We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $21.2 million through June 30, 2004 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income.  We expect that during the period these losses are utilized, our income would be substantially tax exempt.  Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our consolidated financial statements.

Our U.S. subsidiary has estimated net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $28.5 million through June 30, 2004.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2024.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $3.1 million as of June 30, 2004 and as of December 31, 2003.

Cash used in operating activities have resulted substantially from our reported net losses partially reduced by noncash items such as depreciation and stock-based compensation.

Cash used in operating activities was $1.8 million for the six months ended June 30, 2004 and $2.6 million for the same period in 2003.  Cash used in operating activities for the six months ended June 30, 2004 was due primarily to a net loss of $2.1 million and a decrease of $215,000 in accounts payable, accrued expenses and accrued restructuring, partially offset by noncash items and an increase of $195,000 in deferred revenues.  Accrued expenses and accounts payable decreased as a result of the payment of accrued payroll-related costs and professional fees.  Deferred revenues increased resulting from several large support and maintenance renewal orders received during the quarter along with the receipt of a prepaid royalty from a channel partner.

Cash used in investing activities was $23,000 for the six months ended June 30, 2004 and resulted from the purchase of $20,000 in property and equipment and an increase of $3,000 in other assets.

Cash provided by financing activities was $1.8 million for the six months ended June 30, 2004 and consisted primarily of $1.8 million of net proceeds from a private placement of 3,333,331 of our ordinary shares in March 2004 for an aggregate purchase price of $2.0 million.  In connection with the private placement, the investors also received four series of warrants to purchase an aggregate of up to 2,999,996 ordinary shares at exercise prices ranging from $0.87 to $0.99 per share. Warrants to purchase 1,333,328 of these shares become exercisable only in the event our ordinary shares are delisted from The Nasdaq SmallCap Market. In addition, we granted the investors an option to purchase within one year an additional 3,333,331 ordinary shares at a purchase price of $0.81 per share.

We expect that operating expenses and, to a lesser extent, our planned capital expenditures, will constitute a material use of our cash resources.  We believe that our existing cash and cash equivalents, including the proceeds from our recent technology license transaction, will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through June 30, 2005.   We may find it necessary to obtain additional equity or debt financing.  In the event additional financing is required, we may not be able to complete financing on acceptable terms or at all.

On February 11, 2004, we received a letter from the Nasdaq under which we were informed that as of December 31, 2003 we were not in compliance with Marketplace Rule 4320(e)(2)(B). This rule requires a listed company to meet one of three tests involving shareholders’ equity, market capitalization or net income. We provided the Nasdaq with our plan to achieve and sustain compliance with The Nasdaq SmallCap Market minimum shareholders’ equity requirement of $2.5 million.  On April 1, 2004, at the Nasdaq’s request, we filed a Form 8-K with the SEC that included a pro forma balance sheet reflecting that our pro forma shareholders’ equity as of February 29, 2004 was approximately $2,735,000 after giving effect to the receipt of the proceeds of our private placement of 3,333,331 ordinary shares completed on March 17, 2004.  On April 5, 2004, the Nasdaq advised us in writing that, based upon its review of our Form 8-K, its staff had determined that we were in compliance with Marketplace Rule 4320(e)(2)(B) and that it had concluded its review of our eligibility for continued listing on The Nasdaq SmallCap Market.

On August 2, 2004, we received a new letter from the Nasdaq informing us that as of June 30, 2004 we did not comply with Marketplace Rule 4320(e)(2)(B).  As of June 30, 2004, our shareholders’ equity was $1,553,000, which was below the minimum shareholders’ equity requirement of $2.5 million.  We also do not satisfy either of the other two tests.  The Nasdaq informed us that it is reviewing our eligibility for continued listing on the Nasdaq SmallCap Market.  In connection with their review, the Nasdaq has requested that we provide on or before August 16, 2004 our specific plans to achieve and sustain compliance with the listing requirements.  We are presently preparing a response to the Nasdaq with the requested information.

If we were to be delisted from The Nasdaq SmallCap Market, as discussed above, warrants to purchase 1,333,328 of our ordinary shares would become exercisable.  In addition, in the event of a delisting, we and our shareholders may experience negative consequences, including a less liquid trading market for our ordinary shares; loss of investor confidence that could result in the decline in the trading price or volume of our ordinary shares; a decrease of our reputation with prospects, customers, employees and vendors; and reduced access to capital markets.

Contractual Obligations

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2009.  On July 20, 2004, we amended the lease to our Burlington, Massachusetts headquarters to reduce both our base rent and the square footage of our office.  The amended lease will expire in July 2009.  As of June 30, 2004, adjusted for the impact of our subsequent lease amendment, our contractual obligations were as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)

Operating leases	$659	$255	$228	$132	$44
Severance pay (1)	644	—	—	—	644
Total	$1,303	$255	$228	$132	$688

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company’s disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls

There were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

On August 5, 2004, we filed suit against Veritas Software Corporation, Veritas Software (Israel) Ltd. and Precise Software Solutions Ltd. (direct or indirect wholly-owned subsidiaries of Veritas Software Corporation), collectively the defendants. We asserted claims of trade secret misappropriation, violation of various intellectual property and statutory rights and unfair competition. The claims are based on allegations that the defendants improperly used our trade secrets received by the defendants, inter alia, from three of our former employees, who were subsequently hired by the defendants.  In addition to various damages, the suit requested a temporary injunction and permanent injunction prohibiting defendants from misappropriating our technology.  An initial hearing was held on August 10, 2004.  On August 12, 2004, we entered into a court-approved settlement with the defendants.  Pursuant to the settlement, the defendants agreed, inter alia, not to use our trade secrets, to refrain from hiring additional RadView employees for a specified period and to certain limitations for a specified period on our three former employees who are now employed by the defendants.

In addition to this lawsuit, we may be involved from time to time in litigation arising in the normal course of our business.  Although we are currently not a party to any such litigation that we believe would have a material adverse effect, individually or in the aggregate, on our business or financial condition, it is possible that in the future we could become a party to such proceedings.

Item 2.  Changes in Securities and Use of Proceeds

(d) Use of Proceeds from Sale of Registered Securities

On August 9, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared effective a Registration Statement on Form F-1 (No. 333-41526) that registered 5,750,000 ordinary shares.

Through June 30, 2004, we have used $34.0 million of the net proceeds of the $35.3 million from our initial public offering as follows:

•                  $1.9 million for capital expenditures;

•                  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

•                  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

•                  $100,000 for the repurchase of ordinary shares; and

•                  $26.8 million for working capital.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibit Index

10.1*                    First Amendment to Lease Agreement dated July 20, 2004 for 7 New England Executive Park, Burlington, Massachusetts, 01803.

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

32*                             Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*  Filed herewith

(b) Reports on Form 8-K:

•                  On April 1, 2004, we filed a Form 8-K to report the sale of 3,333,331 of our ordinary shares at the purchase price of $0.600 per share and for an aggregate purchase price of $2.0 million in a private placement. The investors also received four series of warrants to purchase an aggregate of up to 2,999,996 ordinary shares at exercise prices ranging from $0.873 to $0.992 per share.  In addition, the Company granted the investors additional investment rights to purchase within one year an additional 3,333,331 ordinary shares at a purchase price of $0.810 per share.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.

Date: August 13, 2004	/s/ CHRISTOPHER DINEEN
Christopher Dineen
Chief Financial Officer