Form 10-Q
period 2004-09-30
RADVIEW SOFTWARE LTD
filed 2004-11-12
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 126-2 of the Exchange Act):  Yes   ☐   No   ☒.

As of October 31, 2004, there were 20,525,682 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2004	December 31, 2003
ASSETS
Current Assets:
Cash and cash equivalents	$3,131	$3,075
Accounts receivable, net of reserves of $96 at September 30, 2004 and $72 at December 31, 2003	510	678
Prepaid expenses and other current assets	313	426
Total Current Assets	3,954	4,179

Property and Equipment, net	188	333
Other Assets	577	643

Total Assets	$4,719	$5,155

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current Liabilities:
Accounts payable	$339	$367
Accrued expenses	938	989
Accrued restructuring charge, current portion	44	225
Deferred revenue	1,952	1,064
Total Current Liabilities	3,273	2,645

Long-term Liabilities:
Accrued restructuring charge, less current portion	—	95
Accrued severance	664	619
Total Long-Term Liabilities	664	714

Total Liabilities	3,937	3,359

Shareholders’ Equity:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 20,659,682 shares at September 30, 2004 and 17,194,545 shares at December 31, 2003; Outstanding – 20,525,682 shares at September 30, 2004 and 17,060,545 shares at December 31, 2003	51	43
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	56,813	55,010
Deferred compensation	—	(89)
Accumulated deficit	(55,982)	(53,068)
Total Shareholders’ Equity	782	1,796

Total Liabilities and Shareholders’ Equity	$4,719	$5,155

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Software licenses	$703	$585	$1,673	$1,874
Services	583	567	1,661	1,709
Total Revenues	1,286	1,152	3,334	3,583

Cost of Revenues:
Software licenses	15	63	64	98
Services	84	93	241	323
Total Cost of Revenues	99	156	305	421

Gross Profit	1,187	996	3,029	3,162

Operating Expenses:
Sales and marketing	899	940	2,601	3,210
Research and development	617	627	1,885	2,127
General and administrative	442	414	1,361	1,257
Stock-based compensation (1)	—	83	84	297
Restructuring charges (Note 4)	—	—	—	245
Total Operating Expenses	1,958	2,064	5,931	7,136

Operating loss	(771)	(1,068)	(2,902)	(3,974)

Interest income, net	6	5	12	29
Other income (expense), net	(3)	1	(24)	(53)

Net loss	$(768)	$(1,062)	$(2,914)	$(3,998)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.15)	$(0.24)

Weighted average number of shares used in computing basic and diluted net loss per share	20,511	16,517	19,591	16,489

(1) The following summarizes the departmental allocation of the stock-based compensation charge:
Sales and marketing	$—	$28	$44	$95
Research and development	—	35	37	115
General and administrative	—	20	3	87
Total stock-based compensation	$—	$83	$84	$297

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash Flows from Operating Activities:
Net loss	$(2,914)	$(3,998)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation	183	485
Amortization of deferred compensation	84	297
Accrued severance pay	45	(184)
Changes in operating assets and liabilities—
Accounts receivable, net	168	400
Prepaid expenses and other current assets	113	209
Accounts payable	(28)	97
Accrued expenses	(51)	(616)
Accrued restructuring charge	(276)	(171)
Deferred revenue	888	61
Net cash used in operating activities	(1,788)	(3,420)

Cash Flows from Investing Activities:
Purchases of property and equipment	(38)	(92)
Decrease in other assets	66	46
Net cash provided by (used in) investing activities	28	(46)

Cash Flows from Financing Activities:
Proceeds from private placement of ordinary shares, net	1,784	—
Proceeds from exercise of stock options	32	44
Net cash provided by financing activities	1,816	44

Increase (decrease) in cash and cash equivalents	56	(3,422)

Cash and cash equivalents, beginning of period	3,075	7,566
Cash and cash equivalents, end of period	$3,131	$4,144

Cash paid during period for interest	$5	$12

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

The Company has a history of incurring net losses and had an accumulated deficit of approximately $56.0 million at September 30, 2004.  The Company has funded these losses principally from proceeds from equity financing, including the private placement of its ordinary shares completed in March 2004 (see Note 4).

In July 2004, the Company received $1,000,000 in cash from a technology license transaction with a distribution partner (see Note 6).  Management believes that existing cash and cash equivalents will be adequate to fund operations at least through September 30, 2005.

On September 20, 2004, the Company’s shares were delisted from the Nasdaq SmallCap Market.  The delisting followed a Nasdaq Staff Determination letter initially received on August 2, 2004 indicating that the Company failed to comply with the shareholders’ equity, market capitalization and net income requirements for continued listing set forth in Marketplace Rule 4320(e)(B), and that the Company’s securities were therefore subject to delisting from the Nasdaq SmallCap Market.   The Company's shares are now traded on the Over-the-Counter Bulletin Board (the “OTCBB”) under the same trading symbol of “RDVW”.

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

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.482 New Israeli Shekel (“NIS”) at September 30, 2004, U.S. $1.00 to NIS 4.379 at December 31, 2003, and U.S. $1.00 to NIS 4.441 at September 30, 2003.

(c)  Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2004, the condensed consolidated statements of operations for the three and nine months ended September 30, 2004 and 2003, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2004 and 2003, are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2004 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the annual consolidated financial statements for 2003 and related notes included in the Company’s Form 10-K filed with the SEC on March 29, 2004.

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

(f)            Employee Stock Options

At September 30, 2004, the Company has three stock option plans.  The Company has elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Options Issued to Employees, and FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, in accounting for its employee stock option plans.  Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended certain provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year.  The Company continues to apply the provisions of APB No. 25 in accounting for stock-based compensation.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)

Net loss, as reported	$(768)	$(1,062)	$(2,914)	$(3,998)
Add: Stock-based compensation included in reported net loss	—	83	84	297
Deduct: Total stock-based compensation expense determined under fair value based methods	(64)	(192)	(312)	(644)
Pro forma net loss	$(832)	$(1,171)	$(3,142)	$(4,345)

Basic and diluted net loss per share
As reported	$(0.04)	$(0.06)	$(0.15)	$(0.24)
Pro forma	$(0.04)	$(0.07)	$(0.16)	$(0.26)

(g)           Recently Issued Accounting Pronouncements

In March 2004, the Emerging Issues Task Force (“EITF”) reached consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, regarding disclosures about unrealized losses on available-for-sale debt and equity securities accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SFAS No. 124, Accounting for Certain Investments Held by Not-For-Profit Organizations.  EITF 03-1 was to be effective for all other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004.  However, the guidance contained in paragraphs 10-20 of EITF 03-1 has been delayed by EITF Issue 03-1-1, Effective Date of Paragraphs 10-20 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments,’ posted in September 2004. The delay of the effective date for paragraphs 10-20 will be superseded concurrent with the final issuance of proposed FASB EITF Issue 03-1-a, Implication Guidance for the Application of Paragraph 16 of EITF Issue No. 03-1, `The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments’. Under EITF 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after December 15, 2003, for investments accounted for under SFAS No. 115 and 124.  For all other investments within the scope of EITF 03-1, the disclosures continue to be effective in annual financial statements for fiscal years ending after June 15, 2004. The additional disclosures for cost method investments continue to be effective for fiscal years ending after June 15, 2004.  We do not expect the implementations of these pronouncements will have a material effect on our consolidated financial statements.

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

	September 30,
	2004	2003
	(In thousands)

Stock options	3,400	4,187
Warrants (See Note 4(b))	3,000	—
Additional investment rights held by certain investors (See Note 4(b))	3,333	—

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

The Company also issued to the Purchasers four series of Warrants as follows:

Series

Term

Exercise Price

Number of Shares

Series A warrants

Four and a half years

$0.992

1,000,000
Series B warrants

Two years

$0.873

666,668
Series C warrants

Four and a half years

$0.992

666,664
Series D warrants

Two years

$0.873

666,664

2,999,996

The Warrants were initially exercisable for the number of shares indicated above subject to customary anti-dilution adjustments and, with respect to the Series C and D warrants, subject to the conditions indicated below.  The Series A and Series B warrants became exercisable beginning September 11, 2004 for a term as noted in the table above.  One-half of the Series C and Series D warrants became exercisable on September 20, 2004, the date the Company’s ordinary shares were delisted from the Nasdaq SmallCap Market. Because the Additional Investment Rights were not exercised before the delisting event, the other one-half of the Series C and D warrants will not become exercisable.

The Company may require the Purchasers to exercise their right to purchase ordinary shares pursuant to the Additional Investment Rights or Warrants if the closing price of the ordinary shares on an eligible market exceeds the respective exercise prices of the Additional Investment Rights or any series of the Warrants by at least 100% for twenty consecutive trading days on which the average daily trading volume of the ordinary shares is at least 250,000 Ordinary Shares, excluding blocks of 25,000 or more ordinary shares.

5.   Accrued Restructuring Charges

The following is a reconciliation of the activity in the accrued restructuring charge for each of the nine-month periods ended September 30, 2003 and 2004:

Description	Balance, Beginning of Period	Provision	Payments and Write-offs	Balance, End of Period
	(In thousands)
Nine Months Ended-September 30, 2003:
Employee severance costs	$—	$207	$(175)	$32
Idle-lease costs	612	26	(229)	409
Vendor contract termination fees	—	12	(12)	—
	$612	$245	$(416)	$441
September 30, 2004:
Idle-lease costs	$320	$—	$(276)	$44

Amounts payable within one year have been classified as a current liability in the accompanying condensed consolidated balance sheets.

6.  Technology License Transaction

On July 7, 2004, the Company received $1,000,000 in cash from a technology license transaction for its WebLOAD product with Ixia, an original equipment manufacturer pursuant to the exercise of an option by Ixia under the terms of a development, publishing and distribution agreement.   The technology license provides Ixia with expanded rights including the right to access and use source code for the WebLOAD product and the right to create derivative products.  Ixia is required to continue to pay to the Company royalties on its sale of WebLOAD at a reduced rate through July 7, 2005, after which Ixia would have no further payment obligations to the Company.  Ixia has the right to make a payment of $250,000 to the Company within five days after the receipt of source code materials in lieu of its obligations to pay the reduced royalty.  As of September 30, 2004, delivery of the source code materials had not been completed.

The Company is obligated to provide product updates and technical and engineering support to Ixia until July 2005.  The Company will recognize the $1,000,000 technology license fee as revenue over the 12-month period that commenced on July 7, 2004.  If Ixia elects to make the $250,000 payment in lieu of its reduced royalty obligation, then this amount would also be recognized as revenue over the same 12-month period.  In connection with this technology license transaction, a total of $250,000 of revenue has been recognized for the three and nine months ended September 30, 2004, and has been classified as software licenses revenues in the accompanying condensed, consolidated financial statements.

7.  Lease Commitments

On July 20, 2004, the Company amended the lease on its office space in Burlington, Massachusetts.  Under the amendment, the Company substituted its original space for a smaller office at a lower base rent.  The new space is for 4,929 square feet and expires in July 2009.  The original lease was for 11,228 square feet and would have expired in March 2005.

8.  Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of the end-user customer as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands)

United States	$1,016	$793	$2,434	$2,375
Europe	224	151	538	406
Israel	39	164	174	492
Other	7	44	188	310
Total revenues	$1,286	$1,152	$3,334	$3,583

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

On July 7, 2004, we received $1,000,000 in cash from a technology license transaction for our WebLOAD product with Ixia, an original equipment manufacturer partner pursuant to the exercise of an option by Ixia under the terms of a development, publishing and distribution agreement.   The technology license provides Ixia with expanded rights including the right to access and use source code for the WebLOAD product and the right to create derivative products.  Ixia is required to continue to pay to us royalties on its sale of WebLOAD at a reduced rate through July 7, 2005, after which they would have no further payment obligations to us.  Ixia has the right to make a single payment of $250,000 to us within five days of the receipt of source code materials in lieu of its obligations to pay the reduced royalty.  As of September 30, 2004, delivery of the source code materials had not been completed. We are obligated to provide product updates and technical and engineering support to Ixia until July 2005.  We will recognize the $1,000,000 technology license fee as software license revenue over the 12 month period that commenced July 7, 2004.  If Ixia elects to make the $250,000 payment in lieu of its reduced royalty obligation, then this amount would also be recognized as revenue.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Revenues:
Software licenses	54.7%	50.8%	50.2%	52.3%
Services	45.3	49.2	49.8	47.7
Total revenues	100.0	100.0	100.0	100.0

Cost of Sales:
Software licenses	1.2	5.5	1.9	2.7
Services	6.5	8.0	7.2	9.0
Total cost of sales	7.7	13.5	9.1	11.7

Gross Profit	92.3	86.5	90.9	88.3

Operating Expenses:
Sales and marketing	69.9	81.6	78.1	89.6
Research and development	48.0	54.4	56.5	59.4
General and administrative	34.4	35.9	40.8	35.1
Stock-based compensation	0.0	7.2	2.5	8.3
Restructuring charges	0.0	0.0	0.0	6.8
Total operating expenses	152.3	179.2	177.9	199.2

Operating loss	(60.0)	(92.7)	(87.0)	(110.9)

Interest income, net	0.4	0.4	0.4	0.8
Other income (expense), net	(0.2)	0.1	(0.8)	(1.5)

Net loss	(59.8)%	(92.2)%	(87.4)%	(111.6)%

Three and Nine Months Ended September 30, 2004 and 2003

Revenues

Total Revenues. Total revenues increased by $134,000 or 11.6% to $1.3 million for the three months ended September 30, 2004 from $1.2 million for the same period in 2003.  This increase resulted primarily from an increase in software licenses revenues primarily due to the software revenue recognized as a result of the transaction with Ixia.  Total revenues decreased by $249,000, or 6.9%, to $3.3 million for the nine months ended September 30, 2004 from $3.6 million for the same period in 2003.  The decrease for the nine-month period resulted from lower software license revenue in the first six months of 2004, partially offset by an increase in software license revenues in the last three months.

Software Licenses.  Software license revenues were $703,000 for the three months ended September 30, 2004 and $585,000 for the same period in 2003, which represents an increase of $118,000, or 20.2%.  Software license revenues increased as a result of $250,000 of revenues recognized in the quarter from the technology license transaction with Ixia partially offset with a decline in software license revenues from international customers.    Software license revenues were $1.7 million for the nine months ended September 30, 2004 which reflects a decrease of $201,000, or 10.7%, compared to software license revenues of $1.9 million for the same period in 2003.  This decrease consisted of a decrease of $211,000 in software license revenues from international customers partially offset by an increase of $10,000 in software license revenues from U.S. customers.

Services.  Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services.  Services revenues were $583,000 for the three months ended

September 30, 2004 and $567,000 for the same period in 2003.  Service revenues were $1.7 million for both nine months ended September 30, 2004 and 2003.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses decreased to $15,000, or 2.1% of software license revenues, for the three months ended September 30, 2004 from $63,000, or 10.8% of software license revenues, for the same period in 2003.  Cost of software licenses decreased from $98,000, or 5.2% of software license revenues, for the nine months ended September 30, 2003 to $64,000, or 3.8% of software license revenues, for the same period in 2004.  These decreases were due to lower royalty costs as a result of a decline in orders for certain of our products that result in third-party royalties.

Cost of Services. Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services decreased to $84,000, or 14.4% of services revenues, for the three months ended September 30, 2004 from $93,000, or 16.4% of services revenues, for the same period in 2003.  Cost of services decreased to $241,000, or 14.5% of services revenues, for the nine months ended September 30, 2004, from $323,000, or 18.9% of services revenues, for the same period in 2003.  These decreases were due to reduced personnel costs for support and maintenance services resulting from the headcount reductions taken in the first half of 2003.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses were $899,000, or 69.9% of total revenues, for the three months ended September 30, 2004 compared to $940,000, or 81.6% of total revenues, for the same period in 2003.  Sales and marketing expenses were $2.6 million, or 78.0% of total revenues, for the nine months ended September 30, 2004 compared to $3.2 million, or 89.6% of total revenues, for the same period in 2003.  These decreases were due primarily to headcount reductions of sales and marketing personnel during the first half of 2003 along with reduced spending for marketing programs.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses were $617,000, or 48.0% of total revenues, for the three months ended September 30, 2004, compared to $627,000, or 54.4% of total revenues, for the same period in 2003.  Research and development expenses were $1.9 million, or 56.5% of total revenues for the nine months ended September 30, 2004 compared to $2.1 million, or 59.4% of total revenues, for the same period in 2003.  These decreases were due primarily to headcount reductions of research and development personnel during the first half of 2003.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses were $442,000, or 34.4% of total revenues, for the three months ended September 30, 2004 compared to $414,000, or 35.9% of total revenues, for the same period in 2003.  General and administrative expenses were $1.4 million, or 40.8% of total revenues, compared to $1.3 million, or 35.1% of total revenues, for the same period in 2003.  These increases were due primarily to additional professional fees incurred during the first and third quarters of 2004.

Stock-based Compensation. Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value at date of grant and to all equity instruments issued to nonemployees.  For stock options granted to employees, the difference between the exercise price and the fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options.  For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option.  There was no stock-based compensation expense for the three months ended September 30, 2004 compared to $83,000 for the same period in 2003.  Stock-based compensation expense was $84,000 for the nine months ended September 30, 2004 compared to $297,000 for the same period in 2003.  This decrease resulted from the completion of all amortization of deferred compensation.

Interest Income, Net. Interest income, net consists principally of interest earned on cash investments.  Interest income, net was $6,000 for the three months ended September 30, 2004 compared to $5,000 for the same period in 2003. Interest income, net was $12,000 for the nine months ended September 30, 2004 compared to $29,000 for the same period in 2003. The decreases in interest income resulted from lower invested cash balances in 2004 as compared to 2003.

Other Income (Expense), Net.  Other income (expense), net consists principally of currency translation gains and losses.  There was other expense, net of $3,000 for the three months ended September 30, 2004 compared to other income, net of $1,000 for the same period in 2003.  Other expense, net was $24,000 for the nine months ended September 30, 2003 compared to $53,000 for the same period in 2003.  The changes in other income (expense), net were due to exchange rate fluctuations.

Income Taxes.  We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $22.0 million through September 30, 2004 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income.  We expect that during the period these losses are utilized, our income would be substantially tax exempt.  Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our consolidated financial statements.

Our U.S. subsidiary has estimated net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $28.5 million through September 30, 2004.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2024.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $3.1 million as of September 30, 2004 and December 31, 2003.

Cash used in operating activities has resulted substantially from our reported net losses partially reduced by noncash items such as depreciation and stock-based compensation.

Cash used in operating activities was $1.8 million for the nine months ended September 30, 2004 and $3.4 million for the same period in 2003.  Cash used in operating activities for the nine months ended September 30, 2004 was due primarily to a net loss of $2.9 million and a decrease of $355,000 in accounts payable, accrued expenses and accrued restructuring, partially offset by noncash items, a decrease of $168,000 in accounts receivable and an increase of $888,000 in deferred revenues.  Accrued expenses, accounts payable and accrued restructuring decreased as a result of the payment of accrued payroll-related costs, professional fees and idle leases.  Deferred revenues increased primarily as a result of $750,000 of net deferred revenue resulting from the $1 million cash payment from the technology license transaction with Ixia.

Cash provided by investing activities was $28,000 for the nine months ended September 30, 2004 and cash used in investing activities was $46,000 for the nine months ended September 30, 2003.  The cash provided by investing activities in 2004 resulted from a decrease of $66,000 in other assets partially offset by the purchase of $38,000 in property and equipment.

Cash provided by financing activities was $1.8 million for the nine months ended September 30, 2004 and $44,000 in the same period of 2003.  Cash provided by financing activities in 2004 consisted primarily of $1.8 million of net proceeds from a private placement of 3,333,331 of our ordinary shares in March 2004 for an aggregate purchase price of $2.0 million.  In connection with the private placement, the investors were granted the right to purchase within one year an additional 3,333,331 ordinary shares at a purchase price of $0.81 per share.  In addition, the investors also received four series of warrants to purchase an aggregate of up to 2,999,996 ordinary shares at exercise prices ranging from $0.87 to $0.99 per share. Warrants to purchase an aggregate of 666,664 shares are no longer exercisable.

We expect that operating expenses and, to a lesser extent, our planned capital expenditures, will constitute a material use of our cash resources.  We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated needs for working capital and capital expenditures at least through September 30, 2005.   We may find it necessary to obtain additional equity or debt financing.  In the event additional financing is required, we may not be able to complete financing on acceptable terms or at all.

On September 20, 2004, our ordinary shares were delisted from the Nasdaq SmallCap Market, following the receipt of a Nasdaq Staff Determination letter dated September 8, 2004 indicating that we failed to comply with the shareholders’ equity, market capitalization and net income requirements for continued listing set forth in Marketplace Rule 4320(e)(B), and that our securities were, therefore, subject to delisting from the Nasdaq SmallCap Market.  The Nasdaq made its determination to delist based on its review of our earlier response because the plan we presented did not definitively satisfy the Nasdaq’s timeframe for compliance in the near term.

Our ordinary shares are now quoted on the Over-the-Counter Bulletin Board, or the OTCBB, effective September 20, 2004, under trading symbol “RDVW”.

Contractual Obligations

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2009.  On July 20, 2004, we amended the lease to our Burlington, Massachusetts headquarters to reduce both our base rent and the square footage of our office.  The amended lease will expire in July 2009.  As of September 30, 2004, our contractual obligations were as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)

Operating leases	$634	$273	$207	$110	$44
Severance pay (1)	664	—	—	—	664
Total	$1,298	$273	$207	$110	$708

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

(b) Use of Proceeds from Sale of Registered Securities

On August 9, 2000, in connection with our initial public offering, the Securities and Exchange Commission declared effective a Registration Statement on Form F-1 (No. 333-41526) pursuant to which we sold 4,000,000 ordinary shares.

Through September 30, 2004, we have used $34.0 million of the net proceeds of the $35.3 million from our initial public offering as follows:

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a)   The Company held an Annual Meeting of Shareholders, or the Annual Meeting, on September 14, 2004.

(b)   Shai Beilis, Ilan Kinreich, Willaim J. Geary, and Kathleen A. Cote were elected as directors at the Annual Meeting. The term of Robert Steinkrauss and David Assia as directors continued after the Annual Meeting.

(c)   The following are the proposals that were considered at the Annual Meeting, together with the results for the respective proposals.

Proposal 1 – To elect the following individuals to the Company's Board of Directors.

Director Nominee	Votes In Favor	Votes Withheld
Shail Beilis	15,546,716	56,377
Ilan Kinreich	15,557,716	45,377
William J. Geary	15,550,721	52,372
Kathleen A. Cote	15,561,821	41,272

Proposal 2 – to ratify and approve the selection of Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, as the Company's independent auditors for the year ending December 31, 2004. The proposal was approved with 15,572,921 shares voted in favor, 20,672 shares voted against, and 9,500 abstentions.

Item 6.  Exhibits

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

RADVIEW SOFTWARE LTD.

Date: November 12, 2004	/s/ CHRISTOPHER DINEEN
Christopher Dineen Chief Financial Officer