Form 10-K
period 2004-12-31
RADVIEW SOFTWARE LTD
filed 2005-03-31
CIK 1114999

Use these links to rapidly review the document
TABLE OF CONTENTS
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2004
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

        Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq SmallCap Market, of voting shares held by non-affiliates at June 30, 2004: $8,280,847 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant's Ordinary Shares). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant. As of March 22, 2005, there were 20,525,682 shares of the registrant's Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are "dormant" shares for purposes of Israeli law.

TABLE OF CONTENTS

PART I
Item 1.	Business
Company Overview
2004 Business Highlights
Industry Background
Distributed Computing Environments
Characteristics of Web Applications
Importance of Web Application Integrity and Performance
Our Market Opportunity
Our Solution
Our Strategy
Products
Services
Customers
Sales and Marketing
Customer Support
Research and Development
Product Technology and Architecture
Competition
Proprietary Rights
Employees
Available Information
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders
PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Repurchases of Equity Securities
Item 6.	Selected Consolidated Financial Data
Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Risk Factors
Item 7A.	Quantitative and Qualitative Disclosures about Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information
PART III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Equity Compensation Plan Information
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services
PART IV
Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K
Signatures

i

        This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as "believes," "anticipates," "expects," "intends," "plans," "will," "may," and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the section titled "Risk Factors". Our business may have changed since the date hereof, and we undertake no obligation to update the forward-looking statements in this Annual Report of Form 10-K.

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

        We provide an integrated suite of products that comprehensively verifies the performance, scalability, and integrity of web applications throughout the development lifecycle. Together our award-winning products provide all the technology needed to implement an organized, efficient process for automated testing through central consoles, seamless script sharing and support for open-standards. By using our family of products customers can detect and resolve issues faster and improve the quality of their web applications.

        Over 1,550 customers worldwide have purchased our products, such as Audi, Bank of America, Best Western, British Telecom, Federal Express, Fidelity Investments, Hewlett-Packard, IBM, Microsoft, Mitsubishi, Philip Morris, Sun Microsystems and The Vanguard Group.

2004 Business Highlights

        In March 2004, we raised $1.8 million in net proceeds from a private placement of 3.3 million of our ordinary shares. The investors also received warrants to purchase an aggregate of up to 3.0 million ordinary shares at exercise prices ranging from $0.87 to $0.99 per share that are exercisable over terms of two years to four-and-one-half years from September 2004. Warrants to purchase 666,664 of our ordinary shares are no longer exercisable. In addition, we also granted the investors an option to purchase an additional 3.3 million ordinary shares at a purchase price of $0.81 per share that is exercisable over a one-year term from September 2004.

        In May 2004, we launched the TestView product suite, a comprehensive web testing solution that integrates RadView's functional and load testing technology with new test management software through a central console. The TestView suite provides a framework for quality testing processes and provides comprehensive reporting and automated test execution helping the testing and quality assurance professional to be efficient in rapidly delivering high-quality web applications.

        In June 2004, we upgraded our sales organization, adding resources to manage the Asia-Pacific market, sharpening our focus in Europe, and integrating the sales teams across all geographies under one leadership, promoting William Spain to lead our worldwide sales operations.

        In July 2004, we completed a $1.0 million technology license transaction for our WebLOAD product with Ixia, an original equipment manufacturer, pursuant to the exercise of an option by Ixia under the terms of a development, publishing and distribution agreement. The technology license provides Ixia with expanded rights including the right to access and use source code for the WebLOAD product and the right to create derivative products and provided that Ixia would pay to us reduced royalties on sales of WebLOAD through July 2005. In November 2004, Ixia exercised its right to make a payment of $250,000 to us in lieu of its obligations to pay the reduced royalty.

        In December 2004, we entered into a license and distribution agreement with Allen Systems Group, or ASG, under which we granted ASG the non-exclusive right to distribute of our TestView suite of products. The distribution rights will provide ASG with a testing solution, in particular one targeted at businesses that are moving from mainframe applications to web applications. ASG is required to pay to us a royalty on its sales of TestView products and to distribute these products under its own name. We expect to benefit from the expanded geographic distribution provided by ASG into markets such as China and Brazil where mutually developed localized versions will be introduced. At any time within the first six months of the agreement ASG has the option to purchase a source code technology license for the TestView suite of products for $2.5 million, payable in two annual installments, and a reduced on-going royalty obligation to us for two years following the exercise date.

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

  •
  Efficiency: must operate rapidly and efficiently without deteriorating response time or processing bottlenecks; and

  •
  Reliability: must consistently function as intended over prolonged periods when deployed and integrated into a company's existing and evolving systems.

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

Increase Revenues to Achieve Profitability

        Our net loss was $6.5 million in 2002, $5.1 million in 2003 and $3.8 million in 2004. The decrease in the net loss over the past three years has resulted from reduced operating costs as a result of our restructuring efforts, partially offset by a decline in our revenues. We have lowered our operating costs over the past four years to more closely align costs with our expected revenues. We are focused on increasing our revenues in order to continue to reduce our net loss and ultimately achieve profitability and positive cash flow.

Expand Geographic Capabilities

        We market our products to and derive our revenues from customers located primarily in the United States, Canada, Europe, Israel, and Asia Pacific. A significant majority of our revenues is derived from customers in the United States. Our products are written and operated primarily in the English language. We believe there is a need for our products in other geographic regions around the world. We plan to continue to expand our international distribution capabilities through the addition of new regional distributors and resellers in Europe and Asia Pacific as well as through our original equipment manufacturing, or OEM, channel partners that already have well-established international distribution channels. In support of our various international distribution partners, we plan to introduce new versions of our existing products in 2005 that may be translated readily by third parties into other local languages. As we expand our geographic capabilities, we expect our revenues from international customers to increase as a percentage of our total revenues.

Maintain and Extend Product Leadership

        We believe that our software provides the most comprehensive verification of web applications, including scalability, efficiency and reliability. Our software supports Document Object Model, or DOM-based, verification, which enables quicker identification and resolution of application errors. In addition to DOM, our award-winning software is based on Internet standards such as JavaScript and Extensible Markup Language, or XML, and is used for benchmarking the performance of web applications by testing laboratories, trade media and independent software vendors.

        In 2004, we introduced a comprehensive testing suite to address major areas of web application testing, including load testing, functional testing, root-cause analysis and test automation, all of which conveniently share the same script for greater efficiency.

        We continue to work with third party technology partners to provide our customers with root-cause analysis solutions to reduce the time they spend locating problems within their web applications.

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

        We further believe that certain proprietary technologies used in our products may have alternative uses for other companies in their respective markets. For example, in February 2003, we formed a strategic relationship with Ixia for the use of our WebLOAD product on their hardware platform to create a network application verification solution. This new solution enables enterprise network users to validate, in a single integrated solution, both the application and network performance before deployment and prior to updates. As a result of this relationship, we generated license revenues in the form of royalties and ultimately completed a technology license arrangement in July 2004 for a source code license that provided us with an up front cash payment that will be recognized as revenue through June 2005. We plan to continue to develop similar distribution relationships with other companies where our products and technologies may be beneficial.

Leverage Our Installed Customer Base

        To date, we have licensed our software to over 1,550 companies worldwide. Approximately 50% of our product orders are received from existing customers. These orders are typically the result of upgrades or expansions to their previously purchased licenses. For example, upon payment of additional license fees, an existing customer of our load-testing product may increase either or both the maximum number of allowable simulated users that can be generated from within the product and the number of end-users allowed to operate the product. In addition, as we introduce new products that complement our existing products, we believe there is an opportunity to increase our revenues through our installed customer base.

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

  •
  Our software efficiently simulates user load traffic which reduces the cost of hardware required to perform tests; and

  •
  Our open-standards scripting language reduces the learning requirements for users and simplifies test script generation and reduces script maintenance.

Products

        Our current product line consists of:

  •
  TestView Suite: a suite of products that integrate our load and functional testing technologies with a test management solution to provide comprehensive reporting and automated test execution. This helps the test and quality assurance professional to be efficient in reducing application delivery time;

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

        Together, our products provide a comprehensive solution that enables users to verify their application's integrity, scalability, efficiency and reliability at each point in the application development cycle. Our suite of products combines all aspects of the web application performance verification process into an integrated solution using a unified test script. Our products are designed specifically for web-based applications, and employ Internet-standard technologies. Using a standards-based approach makes our products easier to use and readily adaptable to new technology standards.

        Key features of our software include:

        Comprehensive Performance Software.    Our software provides an integrated solution to simultaneously verify the integrity, scalability, efficiency and reliability of web applications. In addition, our software can assess a web application's overall performance, the performance of an application's specific components and determine critical thresholds where performance starts to deteriorate.

        Designed for Web Applications.    Our software is specifically designed for the complex web-based computing environment and is based on Internet standards, such as JavaScript, Java, ActiveX, HTML, XML, and DOM. This enables efficient simulation of very large numbers of users, extreme fluctuations in traffic and complex user demands placed on web applications. This also makes our software easier to use and allows it to be readily adaptable to emerging Internet technologies.

        Detailed Performance Analysis.    Our software automatically monitors over 75 performance criteria and supports an extensive number of additional user-defined criteria. Companies using our products have the ability to verify the performance of web applications for each simulated user or transaction.

By identifying and recording the root cause of a problem, our comprehensive measurement and reporting mechanisms expedite the process of problem resolution.

        Verification Early in the Development Lifecycle.    Our software assists companies in identifying and resolving issues with their web applications at every point in the development life cycle. Resolving issues as early as possible in the development life cycle can lower the cost of developing web applications and accelerate the deployment of scalable, high performance web applications.

        Facilitate Collaboration Throughout the Development Process.    Our software allows designers, developers, quality assurance and information technology professionals to store and seamlessly share test scripts, templates and results between products, allowing previously isolated technical teams within a company to work on a coordinated and collaborative basis.

        Ease of Use.    All of our test scripts are generated using JavaScript, the programming language most commonly used by web application developers. This avoids the learning curve and costs associated with other products that utilize proprietary scripting languages.

        Efficient Use of Resources.    We design our products run on a variety of platforms and make efficient use of a company's available computer resources, thereby reducing the hardware requirements and investments needed to simulate heavy user traffic. In addition, our software allows users to share company resources on an as-needed basis.

TestView Suite

        The TestView suite is a web application test management solution that automates the creation of sophisticated functional and load test scripts from one central location. With the TestView suite, customers can define, schedule, execute, and report test scripts from a centralized console. These capabilities address the needs of customers to build efficient, reliable, and organized test plans and processes. This allows them to successfully test and deploy high performing web applications.

        Key features and benefits of the TestView suite include:

        Define and Store Sophisticated Test Scripts.    The TestView suite enables customers to easily create a test-plan tree that consists of hundreds of automated tests. Once tests are defined, the TestView suite allows users to store them in a central repository where they can readily be accessed and reused.

        Schedule and Execute Test Scripts.    The TestView suite gives users the ability to schedule the execution of a test for anytime it is convenient—by time, by day, even overnight and during the weekend. The TestView suite fully automates the execution of tests, allowing users to work on other tasks while running tests. These capabilities save customers time and improve their efficiency.

        Intelligent Results Reporting.    The TestView suite provides users with intelligent summary reports that allow them rapidly assess the readiness of a web application for production. Users may view results of an entire test plan comprised of many individual test scripts, or if details are needed users may easily drill-down to quickly see the summary of a specific test script within a plan.

WebLOAD

        Using WebLOAD, customers create test scripts that simulate users' interactions with web applications. These scripts are written in JavaScript, the web standard for application scripting. WebLOAD includes recorders that enable customers to rapidly generate scripts by copying interactions between a web browser and a web application. WebLOAD also enables more advanced users to create highly complex interactions using JavaScript and WebLOAD's script authoring tools.

        WebLOAD can run simultaneously multiple different scripts that reflect different user interactions with the underlying application. These differences may be task based. For example, a retail application might mix site visitors that browse with purchasers, or based on other user characteristics such as their connection speed, the browser they are using, or their Secure Socket Layer, or SSL, which is an encryption configuration.

        WebLOAD executes scripts for multiple simulated users, or virtual clients, on load generation machines, such as existing servers, that are centrally managed by the customer. The customer can schedule these virtual clients independently to simulate fluctuating user traffic patterns. Alternatively, a customer can use WebLOAD's patented Cruise Control feature, which steadily increases the number of virtual clients interacting with an application until that application fails to perform based on one or more customer-defined performance criteria. Cruise Control allows our customers to readily and rapidly determine the maximum user load their application can support while maintaining specified performance criteria.

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

WebFT

        WebFT addresses the needs of companies to systematically verify the integrity of their web applications and ensure they perform as expected. WebFT offers accurate, reliable and highly efficient functional testing under real-world conditions across multiple applications and databases, isolating defects and problems that could impact web application performance. Once the functionality of the web application has been verified using WebFT, companies can share the same test scripts with WebLOAD or WebRM to verify that the functionality performs under user load.

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

        Detailed Error Reporting:    This feature allows for identification of application failures through descriptive messages and alerts. In addition, reporting capabilities are enhanced through support for many formats including text, HTML, and Portable Document Format, or PDF.

WebLOAD Analyzer

        WebLOAD Analyzer is a powerful solution for managing and ensuring optimal performance in a distributed application server environment by identifying the root cause of performance issues highlighted during load and stress testing. WebLOAD Analyzer monitors and collects detailed information on the application infrastructure and correlates that information with user transaction activity and traffic bursts. This combination of internal data with external activity provides detailed information on areas that are operating outside of expected and acceptable thresholds, so users can quickly isolate and resolve their performance issues.

        WebLOAD Analyzer works in conjunction with our load testing solution, WebLOAD, for an integrated and comprehensive perspective on performance. Measurements from end-user transactions and load levels generated by WebLOAD are integrated and correlated with the information recorded and collected by WebLOAD Analyzer's data adapters for a comprehensive view of performance at any layer of the distributed application system.

        When performance issues are encountered, users can examine the relationship of the load level along with application servers, database servers, and operating system information occurring at the same time, to drill-down to the specific level. This integrated and detailed information allows rapid diagnosis and detection of inter-related performance issues that would previously have gone undetected or would consume extensive resources and time to recreate.

        WebLOAD Analyzer was introduced in July 2003. We license the technology for WebLOAD Analyzer from Altaworks Corporation, and its successor OPNET Technologies, Inc., and distribute it under our private label. We are obligated to pay Altaworks royalties based on our end-user revenues derived from WebLOAD Analyzer.

Services

        Services consist of support and maintenance and training services. Support and maintenance services include technical support services via telephone and e-mail and product enhancements. Support and maintenance arrangements are generally purchased for 12-month terms. Training services consist of introductory and advanced courses on the use of our software products.

Customers

        To date, we have licensed our software to over 1,550 customers worldwide. Our customers include companies across a broad range of industries, including financial services, technology, retail, manufacturing, telecommunication, health care and education.

        Our customers are located primarily in the United States, Canada, Europe, Asia Pacific, and Israel. Revenues derived from customers in the United States as a percent of total revenues were 59.0% in 2002, 67.2% in 2003 and 73.1% in 2004. While we expect to continue to derive the majority of our revenues from the United States, we expect to derive an increasing percentage of our revenues from Europe and Asia Pacific as a result of our recent investments in international distribution capacity and the anticipated release of products that may be readily translated into local languages.

Sales and Marketing

        Sales.    We sell our products principally through a direct sales force. Our direct sales force consists of sales personnel and sales engineers located at our corporate headquarters in Burlington, Massachusetts, as well as offices throughout the United States, Israel, Germany and the United Kingdom. In addition, we have indirect channel partners, principally consisting of OEM partners, web system integrators, web hosting companies, independent software vendors and international distributors in Europe, Israel and Asia. Revenues from our indirect distribution channels as a percentage of total revenues were 12.2% in 2002, 12.8% in 2003 and 22.3% in 2004. We expect revenues from indirect channels to increase as we expand our distribution capacity with resellers in Asia Pacific and recognize revenue from existing and anticipated future OEM royalty and technology license fee arrangements.

        Marketing.    We engage in a variety of company and product marketing activities and provide product information through our website. We offer free trials of our TestView suite, WebLOAD and WebFT software that can be downloaded from our website. Our marketing programs are aimed at informing customers and prospects of the benefits of our software, increasing the market awareness of our products and generating demand for our products. Our marketing strategy includes public relations initiatives, focused lead generation activities, participation in trade shows and conferences, web seminars, and cultivating relationships with key technology analysts.

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

Research and Development

        Our research and development efforts are focused on enhancing our core technology and developing additional functionality and capabilities for our products. We conduct our research and development principally from our facility in Israel. Our software development approach consists of a methodology that provides guidelines for planning, controlling and implementing projects. This approach uses a cross-functional, team-based development and release process. Our development group works closely with our sales and marketing groups, who provide customer and market requirements, and senior management who provide strategic input, to assist in defining product direction and to ensure that the right products are brought to market. Members of our research and development group have extensive experience working with web technologies and software testing solutions. We believe that our future performance will depend in large part on our ability to enhance our current product line, develop new products and provide innovative solutions for verifying the performance and scalability of web applications. Our research and development expenses were $3.3 million in 2002, $2.8 million in 2003, and $2.6 million in 2004.

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

Competition

        The web application performance and testing solutions market is intensely competitive, subject to rapid change and significantly affected by new product introductions and other activities of market participants. Our primary competitors include companies who offer application-testing software, such as Mercury Interactive, Compuware, Empirix and Segue Software. We also compete against companies that provide a broader spectrum of development tools that include some verification functionality, such as IBM/Rational Software. In addition, we compete with companies like Quest Software whose main offering is application performance management software.

        We expect that competition will continue to intensify in the future. Increased competition is likely to result in pricing pressures, reduced margins and may result in the failure of our products to achieve or maintain market acceptance, any of which could have a material adverse effect on our business, results of operations and financial condition. Some of our competitors have longer operating histories, better brand recognition, a larger installed base of customers and substantially greater financial, technical, marketing and other resources than we do.

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

        We believe the principal competitive factors affecting our market include:

  •
  the ability to accurately emulate client-user interactions with the web application, including efficient simulation of very large numbers of users, extreme fluctuations in traffic and complex user demands placed on web applications;

  •
  breadth and depth of features for detecting and resolving software errors early in the development cycle;

  •
  ease of use and interactive user features;

  •
  price and total cost of use, including hardware and training requirements;

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

        We license the technology for our WebLOAD Analyzer product from Altaworks Corporation, and its successor OPNET Technologies, Inc., under a distribution agreement. Altaworks, and its successor, retains all intellectual property rights to its technology.

Employees

        As of December 31, 2004, we had 57 employees worldwide, of whom 28 were employed in research and development, 15 in sales and marketing, 8 in management and administration and 6 in technical support. Of our employees, 18 are based in the United States, 35 are based in Israel and 4 are based in Europe. None of our employees is represented by a labor union and we consider our relations with employees to be good.

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

Item 2.    PROPERTIES

        We do not own any real property. We lease 4,929 square-feet in Burlington, Massachusetts for our corporate headquarters under a lease expiring in July 2009. In addition, we lease 10,136 square feet in Tel Aviv, Israel for our principal research and development and international sales operations under a lease expiring in August 2005. We also lease space for our sales operations in Milpitas, California. We believe that the properties leased by us are adequate for all of our present and near-term needs.

Item 3.    LEGAL PROCEEDINGS

        To our knowledge we are not involved in any legal proceedings that are material to our business or financial condition.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

PART II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY, AND RELATED SHAREHOLDER MATTERS AND ISSUER REPURCHASES OF EQUITY SECURITIES

Market for Ordinary Shares

        In September 2004, our ordinary shares were delisted from the Nasdaq SmallCap Market because we no longer satisfied the shareholders' equity, market capitalization and net income requirements for continued listing. Our shares are now traded on the Over-the-Counter Bulletin Board, or the OTCBB, under the trading symbol of "RDVWF."

        The high and low sales prices for our ordinary shares for the quarterly periods since January 1, 2003, as reported on Nasdaq or the OTCBB, as applicable, were as set forth below: These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Low Sales Price	High Sales Price
Year Ended December 31, 2003:
Quarter ended March 31, 2003	$0.12	$0.22
Quarter ended June 30, 2003	$0.12	$0.52
Quarter ended September 30, 2003	$0.22	$0.85
Quarter ended December 31, 2003	$0.54	$1.35
Year Ended December 31, 2004:
Quarter ended March 31, 2004	$0.60	$0.98
Quarter ended June 30, 2004	$0.49	$0.88
Quarter ended September 30, 2004	$0.19	$0.52
Quarter ended December 31, 2004	$0.15	$0.29
Year Ending December 31, 2005:
Quarter ended March 31, 2005 (through March 22, 2005)	$0.16	$0.24

Holders of Record

        As of March 22, 2005, there were approximately 150 holders of record and, we believe, approximately 1,700 beneficial owners of our ordinary shares.

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

        Through December 31, 2004, we have used all of the net proceeds of $35.3 million from our initial public offering as follows:

  •
  $1.8 million for capital expenditures;

  •
  $1.4 million for repayment of principal and accrued interest on a loan with Rad Data Communications, Inc., a related party;

  •
  $3.8 million for repayment of principal and accrued interest on long-term debt with a bank;

  •
  $100,000 for the repurchase of Ordinary Shares; and

  •
  $28.2 million for working capital.

Item 6.    SELECTED CONSOLIDATED FINANCIAL DATA

        The following is our historical selected consolidated financial data and is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected consolidated financial data set forth below as of December 31, 2003 and 2004 and for each of the years ended December 31, 2002, 2003 and 2004 are derived from our audited financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2000, 2001, and 2002 and for the years ended December 31, 2000 and 2001 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with "Management's Discussion and Analysis of Financial Condition and Results of Operations" appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2000	2001	2002	2003	2004
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software licenses	$8,994	$5,829	$3,389	$2,549	$2,456
Services	1,796	2,817	2,379	2,287	2,207

Total revenues	10,790	8,646	5,768	4,836	4,663

Cost of revenues:
Software licenses	572	271	63	147	86
Nonrecurring royalty reversal	—	—	(448)	—	—
Services	478	1,169	631	426	327

Total cost of revenues	1,050	1,440	246	573	413

Gross profit	9,740	7,206	5,522	4,263	4,250

Operating expenses:
Sales and marketing	11,599	13,898	5,255	4,131	3,498
Research and development	5,223	6,046	3,316	2,802	2,594
General and administrative	3,068	2,857	2,223	1,764	1,828
Stock-based compensation	1,418	878	509	387	84
Restructuring charges	—	1,671	929	245	—

Total operating expenses	21,308	25,350	12,232	9,329	8,004

Loss from operations	(11,568)	(18,144)	(6,710)	(5,066)	(3,754)

Other income (expense):
Interest income, net	565	693	127	32	19
Other income (expense), net	18	20	34	(51)	(45)

Net loss	(10,985)	(17,431)	(6,549)	(5,085)	(3,780)

Dividend to certain preferred shareholders	2,585	—	—	—	—

Net loss attributable to ordinary shareholders	$(13,570)	$(17,431)	$(6,549)	$(5,085)	$(3,780)

Basic and diluted net loss per share attributable to ordinary shareholders	$(1.51)	$(1.07)	$(0.40)	$(0.31)	$(0.19)

Weighted average number of shares used in computing basic and diluted net loss per share attributable to ordinary shareholders	8,968	16,346	16,455	16,595	19,826

	As of December 31,
	2000	2001	2002	2003	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$33,469	$13,182	$7,566	$3,075	$2,163
Working capital	26,591	10,935	5,915	1,534	(142)
Total assets	39,713	17,425	10,607	5,155	3,914
Total shareholders' equity (deficit)	29,004	12,351	6,311	1,796	(84)

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

Overview

        We develop, market and support software that enables companies to assure the scalability, performance, efficiency and reliability of web applications. In May 2004, we introduced the TestView suite of products, which provides a comprehensive test management solution for test automation and reporting for web applications. The TestView suite efficiently integrates test management and automation with the functionality of our existing stand-alone products to include functional testing, load testing, and root-cause analysis.

        We derive the majority of our software license revenues from perpetual licenses of our load testing products and, to a lesser extent, our functional testing and root-cause analysis products. We derive the majority of our services revenues from support and maintenance arrangements and, to a lesser extent, from training and consulting services. Substantially all of our revenues are denominated in U.S. dollars.

        In 2004, a portion of our license revenues was derived from royalty fees and technology license fees from our OEM relationship with Ixia. We are recognizing the revenue from the technology license as a subscription arrangement over a 12-month period ending in June 2005. In December 2004, we entered into an OEM distribution agreement with ASG for the distribution of our TestView suite using ASG's private label in exchange for royalty fees to be paid to us. ASG also has an option to purchase by June 2005 a technology license to use the source code of our TestView suite for a license fee of $2.5 million payable in two annual installments. As we increase our relationships with OEM distribution partners and they become more productive, we expect that software license fees will increase as a percentage of our total revenues resulting from increased royalty and technology license fee revenues.

        We measure our operating success using both financial and non-financial metrics. The financial metrics include revenue, gross profit, operating expenses, and loss from operations, as well as cash position and operating cash deficit. Other key metrics include product orders by industry segment, average deal size, repeat customer orders, and the portion of revenue that is generated by indirect channels.

        Our revenues have declined from $5.8 million in 2002, to $4.8 million in 2003 and $4.7 million in 2004, as a result of the following factors:

  •
  Customer Demand: Demand for our higher-priced solutions has decreased, resulting in a decline in the average deal size from 2002 to 2004. The shift in demand is partially attributable to an increase in web applications deployed over internal computing environments, such as intranets and extranets, which typically have lower traffic capacity requirements than for web applications deployed over the Internet. In addition, demand for our solutions in general has decreased because many companies are favoring vendors that offer a broader scope of application testing solutions. We have responded to these trends by introducing our TestView suite in May 2004 that we expect will improve our appeal to the market and increase our average deal size.

  •
  International Business: Software license revenues from international customers decreased from $1.5 million in 2002 to $777,000 in 2003, and $546,000 in 2004, as a result of declining orders from our Asia Pacific distributors, slow economic conditions, especially in Europe, and the challenges of managing a geographically dispersed sales organization. In July 2004, we reorganized our sales force by integrating the sales teams across all geographies under one leader, and added resources to manage the Asia-Pacific market. In addition, we plan to provide our international distribution partners with software that may be more readily converted into local languages. We expect that international business will increase as a percentage of our total business.

  •
  Resources and Spending: Reductions in the size of our sales force and lower marketing spending from 2001 through 2003 have adversely impacted our ability to distribute and create demand for our products, resulting in a decline in our revenues and a loss of market share. We expect to improve our distribution capabilities through expansion of our OEM distribution partners and our network of regional distributors and resellers internationally. We will attempt to increase sales of our products through continued cost-effective targeted marketing efforts.

        Although our annual revenues declined from 2003 to 2004, our quarterly revenues showed improvement in the second half of 2004. As we execute our plans to expand our distribution capacity with OEM partners and international resellers, we expect that our revenues in 2005 will increase compared to 2004.

        We have incurred net losses since our inception. Our net loss was $6.5 million in 2002, $5.1 million in 2003 and $3.8 million in 2004. Net losses have declined as a result of significant cost reductions achieved through our restructuring efforts in previous years undertaken in response to the decline in our revenues over that same period. If we are to achieve future profitability, we must increase our revenues while maintaining the current levels of our operating expenses.

        Cash used in operating activities was $5.4 million in 2002, $4.6 million in 2003 and $2.7 million in 2004, attributable primarily to our net losses, partially offset by noncash charges such as depreciation expense and stock based compensation along with changes in current assets and liabilities. We expect that operating expenses will constitute a material use of our cash resources.

        Our cash balance was $2.2 million as of December 31, 2004. In March 2005, we received a commitment letter for a one-year revolving line of credit facility with a bank for borrowings of up to $2.0 million. Advances under the facility would be limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million. Borrowings under the revolving line of credit facility are subject to negotiation and execution of definitive agreements acceptable to the bank and us. We believe that our existing cash and cash equivalents, along with borrowings under the revolving line of credit facility, assuming the execution of definitive agreements related to this proposed borrowing, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

Critical Accounting Estimates

General

        We prepare our consolidated financial statements in conformity with U.S. accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. To fully understand and evaluate our reported financial results, we believe it is important to understand the significant estimates and judgments applied as they relate to our policies for revenue recognition, software development costs, restructuring costs and accounting for stock options. More detailed descriptions of these policies are provided in Note 2 to the consolidated financial statements.

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

Software Development Costs

        Software development costs incurred from the point of reaching technological feasibility until the time of general product release are normally capitalized. We define technological feasibility as the completion of a working model. The determination of technological feasibility requires the exercise of judgment by our management. Because we sell our products in a market that is subject to rapid technological change, new product development and changing customer needs, we have concluded that technological feasibility is not established until the development stage of the product is nearly complete. For us, the period in which we can capitalize software development costs is very short, so the amounts that could be capitalized are not material to our financial statements. Therefore, we have charged all such costs to research and development expense in the period incurred.

Restructuring Charges

        In 2002 and 2003, we recorded restructuring charges. These restructuring charges included estimates pertaining to employee separation costs and the settlements of contractual obligations resulting from our actions. In addition, we estimated the costs for certain under-utilized facilities and made assumptions regarding a potential sub-lessee's future rental rate, as well as the amount of time required to identify a sub-lessee. To date, our actual restructuring costs have approximated the estimated costs recorded; however, actual future costs of amounts not yet paid may differ from these estimates.

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

        Effective July 1, 2005, we will be required to recognize an expense for grants of stock options in accordance with new accounting requirements. See Note 2(q) to our consolidated financial statements for a description of these new requirements. The determination of the amount to be expensed will be based on a fair value model to be chosen by us that will require management to make estimates of values to calculate the appropriate expense to be included in our results of operations.

Results of Operations

        The following table sets forth the consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2002	2003	2004
Revenues:
Software licenses	58.8%	52.7%	52.7%
Services	41.2%	47.3%	47.3%

Total revenues	100.0%	100.0%	100.0%

Cost of revenues:
Software licenses	1.1%	3.0%	1.8%
Nonrecurring royalty reversal	(7.8)%	0.0%	0.0%
Services	11.0%	8.8%	7.0%

Total cost of revenues	4.3%	11.8%	8.9%

Gross profit	95.7%	88.2%	91.1%

Operating expenses:
Sales and marketing	91.1%	85.4%	75.0%
Research and development	57.5%	57.9%	55.6%
General and administrative	38.6%	36.5%	39.2%
Stock-based compensation	8.8%	8.0%	1.8%
Restructuring charges	16.1%	5.1%	0.0%

Total operating expenses	212.1%	192.9%	171.6%

Loss from operations	(116.4)%	(104.7)%	(80.5)%

Other income, net:
Interest income, net	2.3%	0.7%	0.4%
Other income (expense), net	0.6%	(1.1)%	(1.0)%

Net loss	(113.5)%	(105.1)%	(81.1)%

Years Ended December 31, 2003 and 2004

Revenues

        Total Revenues.    Total revenues were $4.8 million in 2003 and $4.7 million in 2004. Total revenues decreased $173,000, or 3.6%, due to a $234,000 decrease in total revenues from international customers, partially offset by a $61,000 increase in total revenues from customers in the U.S. The decreases in total revenues are attributable to lower unit volume sales of software licenses and, to a lesser extent, a decline in related services revenues.

        Software Licenses.    Software license revenues were $2.5 million in 2003 and $2.5 million in 2004. Software license revenues from U.S. customers increased $138,000 from $1.8 million in 2003 to $1.9 million in 2004, due primarily to the increase in software license revenue attributable to the technology license arrangement with Ixia. Software license revenues from international customers decreased $230,000 from $777,000 in 2003 to $546,000 in 2004, attributable to a decrease in orders from our Asia Pacific distributors and lower sales resulting from employee turnover in our Europe sales operation in 2004.

        Services.    Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services. Services revenues were $2.3 million in 2003 and $2.2 million in 2004. Services revenues from U.S. customers decreased $77,000 from $1.6 million in 2003 to $1.5 million in 2004, with services revenues from international customers remaining relatively the same. This decrease in U.S. services revenues was primarily a result of a decline in training and consulting revenues due to lower customer demand for consulting services.

Cost of Revenues

        Cost of Software Licenses.    Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses was $147,000 in 2003, or 5.8% of software license revenue, compared to $86,000 in 2004, or 3.5% of software license revenue. The decrease in cost of software licenses resulted from lower spending on product packaging in addition to lower royalty costs as a result of a decline in orders for our products that result in third-party royalties.

        Cost of Services.    Cost of services consists principally of personnel-related costs associated with customer support and training. Cost of services was $426,000 in 2003, or 18.6% of services revenues, compared to $327,000 in 2004, or 14.8% of services revenue. This decrease was due to reduced personnel costs to provide support and maintenance services resulting from the headcount reductions taken in the first half of 2003.

Operating Expenses

        Sales and Marketing.    Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, recruiting costs, trade show costs, travel and other marketing costs such as advertising and product promotion. Sales and marketing expenses were $4.1 million in 2003, or 85.4% of total revenues, compared to $3.5 million in 2004, or 75.0% of total revenues. These decreases were due primarily to headcount reductions of sales and marketing personnel during the first half of 2003.

        Research and Development.    Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products. Research and development expenses were $2.8 million in 2003, or 57.9% of total revenues, compared to $2.6 million in 2004, or 55.6% of total revenues. We expect that research and development expenses in 2005 will remain relatively constant compared to 2004.

        General and Administrative.    General and administrative expenses consist principally of executive, finance and administrative salaries and related expenses. General and administrative expenses were $1.8 million in 2003, or 36.5% of total revenues, compared to $1.8 million in 2004, or 39.2% of total revenues. We expect that general and administrative expenses in 2005 will remain relatively constant compared to 2004.

        Stock-based Compensation.    Stock-based compensation expense reflects the accounting charge relating to the issuance of equity instruments to employees at an exercise price below fair market value at date of grant and to all equity instruments issued to nonemployees. For stock options granted to employees, the difference between the exercise price and the fair value of the ordinary shares on the date options are granted is charged to operations as stock-based compensation expense over the vesting period of the underlying options. For stock options granted to nonemployees, the value of a particular grant as determined by the Black-Scholes valuation model is charged to operations as stock-based compensation expense over the service period or vesting period of the underlying option. Stock-based compensation expense was $387,000 in 2003 compared to $84,000 in 2004. This decrease resulted from the completion of all amortization of deferred compensation.

        Restructuring Expenses.    Restructuring expenses were $245,000 in 2003. There were no restructuring expenses in 2004. The restructuring expenses in 2003 consisted of severance costs for terminated employees of $207,000, lease termination costs of $26,000, and vendor contract termination fees and other costs of $12,000. A total of 20 employees were terminated, or approximately 27% of the then current workforce, of whom 6 employees were from sales and marketing, 11 employees were from research and development, and three employees were from general and administrative. Restructuring charges accrued but not paid as of December 31, 2004 totaled $29,000, and consist of estimated idle lease costs. Amounts payable within one year have been classified as a current liability.

        Interest Income, Net.    Interest income, net consists principally of interest earned on cash investments. Interest income, net was $32,000 in 2003 compared to $19,000 in 2004. The decrease resulted from lower invested cash balances and lower interest rates in 2004 as compared to 2003.

        Other Income (Expense), Net.    Other income (expense), net consists principally of currency translation gains and losses. Other expense, net was $51,000 in 2003 and $45,000 in 2004. The decrease resulted from exchange rate fluctuations.

        Income Taxes.    We have estimated net operating loss carry forwards for Israeli tax purposes totaling approximately $19.9 million through December 31, 2004 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income. We expect that during the period these losses are utilized, our income would be substantially tax exempt. Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our financial statements.

        Our U.S. subsidiary has net operating loss carry forwards for U.S. Federal and state tax purposes totaling approximately $31.6 million through December 31, 2004. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2023. We have recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

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

Cost of Revenues

        Cost of Software Licenses.    Cost of software licenses was $63,000 in 2002, or 1.9% of software license revenue, compared to $147,000 in 2003, or 5.8% of software license revenue. The increase in cost of software licenses resulted primarily from a one-time license fee to a third party in 2003 of $42,000 and royalties payable to another third party totaling $23,000 based on revenues from our WebLOAD Analyzer product introduced in 2003.

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

        Research and Development.    Research and development expenses were $3.3 million in 2002, or 57.5% of total revenues, compared to $2.8 million in 2003, or 57.9% of total revenues. This decrease was due primarily to a 34% reduction of headcount in research and development personnel. We believe that our current staffing resources are sufficient to achieve our product delivery objectives in 2004.

        General and Administrative.    General and administrative expenses were $2.2 million in 2002, or 38.5% of total revenues, compared to $1.8 million in 2003, or 36.5% of total revenues. The decrease in absolute dollars was due to a 25% reduction of headcount in general and administrative personnel.

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

        Deferred compensation on the unvested options is included as a component of shareholders' equity and amortized to stock-based compensation expense over the vesting period of the underlying options. Deferred stock-based compensation totaled $89,000 at December 31, 2003.

        Restructuring Expenses.    Restructuring expenses were $929,000 in 2002 and $245,000 in 2003. The restructuring expenses recorded in 2002 were incurred as a result of the implementation of restructuring plans in an effort to further lower operating costs. The restructuring expenses in 2002 consisted of severance costs for terminated employees of $349,000, idle-lease costs of $474,000, property and equipment impairment of $96,000 and other costs of $10,000. A total of 28 employees were terminated, or approximately 31% of the then current workforce, of whom 15 employees were from sales and marketing, 11 employees were from research and development, and two employees were from general and administrative.

        The restructuring expenses in 2003 consisted of severance costs for terminated employees of $207,000, lease termination costs of $26,000, and vendor contract termination fees and other costs of $12,000. A total of 20 employees were terminated, or approximately 27% of the then current workforce, of whom 6 employees were from sales and marketing, 11 employees were from research and development, and three employees were from general and administrative.

        Interest Income, Net.    Interest income, net was $127,000 in 2002 compared to $32,000 in 2003. The decrease resulted from lower invested cash balances and lower interest rates in 2003 as compared to 2002.

        Other Income (Expense), Net.    Other income, net was $34,000 in 2002 and other expense, net was $51,000 in 2003. The decrease resulted from exchange rate fluctuations.

Liquidity and Capital Resources

        Cash and cash equivalents totaled $3.1 million as of December 31, 2003 and $2.2 million as of December 31, 2004.

        Cash used in operating activities was $5.4 million in 2002, $4.6 million in 2003 and $2.7 million in 2004. Cash used in operating activities have resulted substantially from our reported net losses partially reduced by noncash items such as depreciation and stock-based compensation, and changes in current assets and liabilities.

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

        Cash used in operating activities in 2003 was due primarily to a net loss of $5.1 million, a decrease of $514,000 in accrued expenses and a decrease of $292,000 in accrued restructuring charge, partially offset by noncash items and a decrease of $348,000 in accounts receivable. Accrued expenses decreased as a result of additional reductions of operating expenses in 2003. Accrued restructuring charge decreased as a result of the lease payments made in 2003. Accounts receivable decreased as a result of decreased order volume and favorable collection activities.

        Cash used in operating activities in 2004 was due primarily to a net loss of $3.8 million, a decrease of $128,000 in accounts payable and a decrease of $291,000 in accrued restructuring charge, partially offset by noncash items and a decrease of $73,000 in accounts receivable. The accrued restructuring charge decreased as a result of the payments made in 2004. Accounts receivable decreased as a result of decreased order volume and favorable collection activities.

        Cash used in investing activities was $182,000 in 2002, $43,000 in 2003 and $29,000 in 2004. Cash used in investing activities in 2002 was for the purchase of $111,000 in property and equipment and an increase of $71,000 in other assets. Cash used in investing activities in 2003 was for the purchase of $83,000 in property and equipment offset by a decrease of $40,000 in other assets. Cash used in investing activities in 2004 was for the purchase of $65,000 in property and equipment partially offset by a decrease of $36,000 in other assets.

        There was no cash activity from financing activities in 2002. Cash provided by financing activities was $183,000 in 2003 and consisted of proceeds from exercise of stock options. Cash provided by financing activities was $1.8 million in 2004 consisting primarily of the net proceeds from a private placement in March 2004 of 3,333,331 of our ordinary shares, plus warrants and additional investment rights for an aggregate purchase price of $2.0 million.

        On March 28, 2005, we received a commitment letter for a one-year revolving line of credit facility with a bank for borrowings of up to $2.0 million. Advances under the facility will be limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million. Borrowings under the revolving line of credit facility are subject to the negotiation and execution of definitive agreements acceptable to the bank and us. Under the terms of the commitment letter, borrowings under the facility would bear interest at the bank's prime rate plus 1.25%. We would be required to maintain compliance with financial covenants consisting of a minimum cash balance of $1.0 million and specified net income (loss) levels based on our operating budget. We believe we would currently satisfy these financial covenants. Based on our financial position as of December 31, 2004, we estimate that we would have been able to borrow an aggregate of $1.3 million under the proposed facility. In connection with the facility, the commitment letter provides that the bank would receive warrants with an aggregate price of $60,000 to purchase our ordinary shares at an exercise price equal to the market price on the date that the definitive agreements with respect to the facility are executed. If the closing had occurred on March 22, 2005, we would have been required to issue to the bank warrants to purchase approximately 325,000 of our ordinary shares at an exercise price of $0.185 per share. The fair value of these warrants, estimated to be approximately $48,000, will be charged to interest expense over the one-year term of the facility.

        We expect that operating expenses will constitute a material use of our cash resources. We believe that our existing cash and cash equivalents, along with amounts available under the revolving line of credit facility, assuming the execution of definitive agreements related to the proposed borrowing, will be sufficient to meet our anticipated needs for working capital for at least the next 12 months. We may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to complete financing on acceptable terms or at all.

Contractual Obligations

        We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2009.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$548	$240	$256	$52	$—
Severance pay (1)	713	—	—	—	713

Total	$1,261	$240	$256	$52	$713

(1)
Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon the termination of the respective employee and may be reduced if the employee's termination is voluntary.

Impact of Inflation and Currency Fluctuations

        A substantial majority of our revenues is received, and a majority of our expenses is incurred, in U.S. dollars. Revenues denominated in U.S. dollars as a percent of total revenues were 89.9% in 2002, 92.6% in 2003 and 94.8% in 2004. Expenses denominated in U.S. dollars as a percent of total expenses were 75.8% in 2002, 55.1% in 2003, and 57.9% in 2004.

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

Effective Corporate Tax Rate

        Israeli companies are currently subject to tax at the rate of 35% of taxable income for 2004, 34% for 2005, 32% for 2006 and 30% for 2007 and later years. However, we have derived, and expect to continue to derive, a substantial portion of our income under our Approved Enterprise capital investment program. Subject to compliance with applicable requirements, this income will be tax exempt for a period of two years and will be subject to a reduced corporate tax rate of 25% in the following five to eight years, subject to the level of foreign shareholders holdings in the Company. Tax benefits for each capital investment program are only effective in restricted periods according to the Encouragement of Capital Investments Law. If we do not comply with the applicable requirements, the tax benefits may be canceled. We believe that we comply with these conditions. If we operate under more than one approval, or if our capital investments are only partially approved, our effective tax rate will be a weighted combination of the various applicable tax rates. We may not be able to obtain approval for additional Approved Enterprise programs. Since we have incurred tax losses through December 31, 2004, we have not yet used the tax benefits for which we are eligible.

Market Risk

        We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. We currently do not have any outstanding borrowings or other credit facilities.

Impact of Recently Issued Accounting Standards

        In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 123 (Revised 2004), Share-Based Payment, or SFAS No. 123(R), which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. We are required to adopt SFAS 123(R) in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R), while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. We are evaluating the requirements of SFAS 123(R) and expect that the adoption of SFAS 123(R) will not have a material impact on our consolidated results of operations and net loss per share. We have not yet determined the method of adoption or the effect of adopting SFAS 123(R), and have not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

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

        In applying the Asset Test, a foreign corporation will be classified as a PFIC if the average percentage of its assets during the tax year which produce, or are held for the production of, passive income, or Passive Assets, is 50% or more of its total assets, determined based on the fair market value of the assets. Our cash and cash equivalents are considered to be Passive Assets. The rules for determining the fair market value of our assets for this purpose are unclear. The value of the total assets of a publicly traded foreign corporation is generally equal to the sum of the aggregate value of its outstanding stock plus its liabilities. However, we are no longer "publicly traded" for this purpose. Nevertheless, we believe our share price continues to provide the best indication of the fair value of our assets. The Asset Test for a tax year generally is applied by averaging the results determined as of the end of each quarter of the tax year.

Our Determination of PFIC Status

        We believe we were a PFIC for the taxable years ended 2002, 2003 and 2004. If we were indeed a PFIC for these periods, a U.S. Holder who owned our shares in 2002, 2003 or 2004 will be subject to reporting requirements for that year and succeeding years, even if in subsequent years we are no longer a PFIC. U.S. Holders may also be subject to increased U.S. tax liabilities. If we cease to be a PFIC, a U.S. Holder may avoid PFIC classification for subsequent years upon making shareholder elections in certain circumstances, as described in greater detail below.

        We expect that we will be a PFIC in 2005. If our expectation is accurate, the same reporting obligations and tax consequences described below will apply to U.S. Holders who acquire shares during the 2005 taxable year.

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

        Although we generally will be treated as a PFIC as to any U.S. Holder if we are a PFIC for any year during a U.S. Holder's holding period, if we cease to satisfy the requirements for PFIC classification, the U.S. Holder may avoid PFIC classification for subsequent years if the U.S. Holder elects to recognize gain based on the unrealized appreciation in the ordinary shares through the close of the tax year in which we cease to be a PFIC. Additionally, if we are a PFIC, a U.S. Holder who acquires ordinary shares from a decedent would be denied the normally available step-up in tax basis for our ordinary shares to fair market value at the date of death and instead would have a tax basis equal to the lower of fair market value or the decedent's tax basis.

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

        As an alternative to a QEF Election, a U.S. Holder of PFIC stock which is "marketable" generally may be able to avoid the imposition of the special tax and interest charge described above by electing to mark to market the ordinary shares, or a Mark-to-Market Election. However, our ordinary shares ceased being "marketable" for the purposes of the Mark-to-Market Election in 2004. As a result, any such election made by a U.S. Holder for a prior year will have terminated automatically as of the beginning of our 2004 taxable year.

        U.S. Holders should consult their own tax advisors regarding the eligibility, manner and advisability of making a QEF Election, the consequences of the automatic termination of any existing Mark-to-Market Election in 2004, and the effect of these elections on the calculation of the amount of foreign tax credit that may be available to a U.S. Holder.

        A U.S. Holder who beneficially owns shares of a PFIC must file Form 8621 with the U.S. Internal Revenue Service for each tax year in which the U.S. Holder holds stock in a PFIC. This form describes any distributions received with respect to these shares and any gain realized upon the disposition of these shares.

        The summary above is based on current provisions of the United States Internal Revenue Code of 1986, as amended, the final, temporary and proposed U.S. Treasury Regulations promulgated there under, and administrative and judicial interpretations thereof, all of which are subject to change, possibly with retroactive effect. This summary is limited to a description of certain of the material U.S. federal income tax consequences to U.S. Holders of our status as a PFIC and does not consider any other aspects of U.S. federal income taxation that may be relevant to U.S. Holders, nor does it consider all aspects of the PFIC regime that may be relevant to particular U.S. Holders by reason of their particular circumstances. This summary is directed only to U.S. Holders that hold ordinary shares as capital assets and does not address the considerations that may be applicable to particular classes of U.S. Holders, including tax-exempt organizations; holders of ordinary shares as part of a "straddle," "hedge" or "conversion transaction"; U.S. Holders who own, directly, indirectly or through attribution, 10% or more of our outstanding ordinary shares; and persons who own ordinary shares through a partnership or other pass-through entity.

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

        We incurred net losses of $6.5 million in 2002, $5.1 million in 2003 and $3.8 million in 2004. As of December 31, 2004, we had an accumulated deficit of $56.8 million. We expect to incur losses for the foreseeable future and cannot be certain if or when we will achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

        We will need to raise additional capital to finance our operations unless we are able to generate cash from operations. Cash used in operating activities was $5.4 million in 2002, $4.6 million in 2003, and $2.7 million in 2004. While in March 20005, we received a commitment letter with a bank with respect to a revolving line of credit of up to $2.0 million, definitive agreements with respect to this line of credit have not yet been negotiated or executed. We cannot be certain that definitive agreements will be executed or that, if executed, we will be able to borrow the maximum amount permitted under the revolving line of credit. Failure to execute definitive agreements with respect to this revolving line of credit would have a material adverse affect on us.

        In the future, we may need to raise additional funds through public or private financing, which may include the sale of equity securities. The issuance of any equity securities could result in dilution to our shareholders.

        If we need to raise additional capital, we cannot be certain that we will be able to do so on commercially reasonable terms, or at all. Our limited available working capital has adversely affected our results of operations during the past three years. If we are unable to raise sufficient working capital or to generate cash from operation to support our working capital needs, results of our operations will continue to be adversely affected and our ability to become profitable will also be negatively impacted.

We expect to depend on sales of our WebLOAD product for a substantial majority of our revenues for the foreseeable future. We are licensing WebLOAD to others and sales by our licensees may compete with our sales of this product.

        We anticipate that revenues from our WebLOAD product will constitute a substantial majority of our revenues for the foreseeable future. Consequently, any decline in the demand for our WebLOAD product would seriously harm our business. We have entered into distribution arrangements with Ixia and ASG that include, or may potentially include, licenses to use the technology underlying the product and we may enter into additional licenses in the future. These licenses will generate revenues for only a specified period of time. Our licensees may compete with us for sales of WebLOAD and their product offerings may contain features in addition to those contained in WebLOAD. Competition from our licensees could reduce the amount of revenues we generate from our sales of these products in an amount that exceeds any license revenues recognized by us directly from the licensee. This could have an adverse affect on our results of operations.

If we fail to develop new products or fail to enhance our existing products to respond to emerging technologies and industry trends, we will likely lose market share to our competitors and our revenues will likely decline.

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

        Four times in the past four years we have reduced the number of our employees in order to reduce our operating expenses. As a result, our success depends on our ability to retain our existing experienced employees. If we fail to retain our current employees, our revenues could decline. Competition for qualified personnel is intense, and we may not be able to retain our highly qualified personnel. Our future success also depends upon the continued service of our key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. None of our key employees are bound by an employment agreement that requires a specified service obligation. If we are not able to retain our existing personnel, we could have difficulty developing, selling or supporting our products.

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

We have not yet evaluated our internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act.

        We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by no later than the end of our 2006 fiscal year. We have only recently begun the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time and effort to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as outside auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

Risks Relating to the Market for Our Ordinary Shares

Our ordinary shares are listed on the Over-the-Counter Bulletin Board, or OTCBB.

        On September 20, 2004, our ordinary shares were delisted from the Nasdaq SmallCap Market, following the receipt of a Nasdaq Staff Determination letter dated September 8, 2004 indicating that we failed to comply with the shareholders' equity, market capitalization and net income requirements for continued listing. As a result, our shares are now quoted on the OTCBB.

        As a result of being traded on the OTCBB, we and our shareholders may experience negative consequences, including:

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

        Our share price has fluctuated and may continue to fluctuate significantly. Fluctuations in our share price can occur for reasons that may be unrelated to operating results, including stock market-wide downturns and events in the technology industry as well as in Israel. These fluctuations may adversely affect the market price of our ordinary shares.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

        In connection with our private placement in March 2004, we have outstanding the following securities:

  •
  Additional investment rights exercisable for 3,333,331 of our ordinary shares at a purchase price of $0.81 per share;

  •
  Series A warrants exercisable for 1,000,000 of our ordinary shares at an exercise price of $0.99 per share;

  •
  Series B warrants exercisable for 666,888 of our ordinary shares at an exercise price of $0.87 per share;

  •
  Series C warrants exercisable for up to 333,332 of our ordinary shares at an exercise price of $0.99 per share; and

  •
  Series D warrants exercisable for up to 333,332 of our ordinary shares at an exercise price of $0.87 per share.

        If our shareholders sell substantial amounts of our ordinary shares, including shares issued upon the exercise of outstanding options, additional investment rights and warrants, then the market price of our ordinary shares may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and place that we deem appropriate.

Our principal shareholders, executive officers and directors have substantial influence over most matters submitted to a vote of the shareholders, thereby limiting the power of other shareholders to influence corporate action.

        As of February 28, 2004, our principal shareholders, executive officers, and directors beneficially owned 54.3% of our outstanding ordinary shares. As a result, these shareholders may have the power to substantially influence the outcome of most matters submitted to a vote of shareholders, including the election of members of our board and the approval of significant corporate transactions. This concentration of ownership may also have the effect of making it more difficult to obtain approval for a change in control of us.

Risks Relating to Our Location in Israel

Conditions in Israel affect our operations and may limit our ability to produce and sell our products, which could have a material adverse effect on our business.

        We are incorporated under Israeli law and our primary research and development facilities are located in Israel. Political, economic and military conditions in Israel directly affect our operations. Since the establishment of the State of Israel in 1948, a state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since September 2000, there has been a marked increase in hostilities between Israel and the Palestinians. We cannot predict how the death of Yasser Arafat will affect the relations between Israel and the Palestinians. Several countries still restrict business with Israeli companies as a result of the Israeli-Arab conflict. The future of peace efforts between Israel and its Arab neighbors is uncertain. Any major hostilities involving Israel could lead to attacks on our suppliers, employees, customers or research facilities, military service obligations of our key employees, interruption or curtailment of trade between Israel and its trading partners, a significant increase in inflation, or a significant downturn in the economic or financial condition of Israel, any of which could have a material adverse effect on our business.

If our key personnel are required to perform military service, we could experience disruptions in our business.

        A number of our key personnel in Israel have standing obligations to perform periodic reserve duty in the Israel Defense Forces and are subject to be called for active military duty at any time. If our key personnel are absent from our business for a significant period of time, we may experience disruptions in our business that could affect the development, sales or technical support of our products. As a result, we might not be able to compete in the market and our results of operations could be harmed.

Because substantially all of our revenues are generated in U.S. dollars, while a portion of our expenses is incurred in New Israeli Shekels, or NIS, inflation in Israel could harm our results of operations.

        Substantially all of our revenues are generated in U.S. dollars, while a portion of our expenses, primarily salaries and related expenses incurred in our Israeli facility, is in NIS. Our Israeli-based employees' salaries are influenced by inflation in Israel. As a result, any increase in the rate of inflation in Israel may have a negative impact on our dollar-measured operating results unless the inflation in Israel is offset by a devaluation of the NIS in relation to the U.S. dollar. In 2002, the rate of inflation in Israel was 6.5%. In 2003, the rate of deflation in Israel was 1.9% and the value of the U.S. dollar decreased in relation to the NIS by 7.6%. In 2004, the rate of inflation in Israel was 1.2% and the value of the U.S. dollar decreased in relation to the NIS by 1.6%. We cannot predict any future trends in the rate of inflation in Israel or trends in the rate of exchange between the NIS and the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

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

  •
  Israeli laws regarding research and development export or use in general of encryption technologies were to change.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RADVIEW SOFTWARE, LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2004
IN U.S. DOLLARS

INDEX

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
RadView Software Ltd.

        We have audited the accompanying consolidated balance sheets of RadView Software Ltd. and its subsidiaries (the "Company") as of December 31, 2003 and 2004 and the related consolidated statements of operations, shareholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadView Software Ltd. and its subsidiaries as of December 31, 2003 and 2004 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2004 in conformity with U.S. generally accepted accounting principles.

Kost Forer Gabbay & Kasierer A Member of Ernst & Young Global

Tel-Aviv, Israel
February 6, 2005

REPORT OF INDEPENDENT AUDITORS

To the Shareholders of
RadView Software Ltd.

        We have audited the accompanying consolidated statements of operations, shareholders' equity (deficit) and cash flows of RadView Software Ltd. and its subsidiaries (the "Company") for the year ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, RadView Software Ltd. and its subsidiaries consolidated results of operations and their cash flows for the year ended December 31, 2002 in conformity with U.S. generally accepted accounting principles.

Luboshitz Kasierer An affiliate member of Ernst & Young International

Tel-Aviv, Israel
January 16, 2003

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2003	2004
ASSETS
Current Assets:
Cash and cash equivalents	$3,075	$2,163
Accounts receivable, net of reserves of $72 at December 31, 2003 and 2004	678	605
Prepaid expenses and other current assets	426	375

Total Current Assets	4,179	3,143

Property and Equipment, net	333	164
Other Assets	643	607

Total Assets	$5,155	$3,914

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$367	$239
Accrued expenses	989	1,112
Accrued restructuring charges, current portion	225	29
Deferred revenue	1,064	1,905

Total Current Liabilities	2,645	3,285

Long-term Liabilities:
Accrued restructuring charges, less current portion	95	—
Accrued severance pay	619	713

Total Long-Term Liabilities	714	713

Total Liabilities	3,359	3,998

Commitments and Contingent Liabilities (Note 9)
Shareholders' Equity (Deficit):
Ordinary shares, NIS 0.01 par value—Authorized—40,000,000 shares; Issued—17,194,545 shares at December 31, 2003 and 20,659,682 shares at December 31, 2004; Outstanding—17,060,545 shares at December 31, 2003 and 20,525,682 shares at December 31, 2004	43	51
Treasury shares, at cost — 134,000 shares at December 31, 2003 and 2004	(100)	(100)
Additional paid-in capital	55,010	56,813
Deferred compensation	(89)	—
Accumulated deficit	(53,068)	(56,848)

Total Shareholders' Equity (Deficit)	1,796	(84)

Total Liabilities and Shareholders' Equity (Deficit)	$5,155	$3,914

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2002	2003	2004
Revenues:
Software licenses	$3,389	$2,549	$2,456
Services	2,379	2,287	2,207

Total Revenues	5,768	4,836	4,663

Cost of Revenues:
Software licenses	63	147	86
Nonrecurring royalty reversal (Note 9(c))	(448)	—	—
Services	631	426	327

Total Cost of Revenues	246	573	413

Gross Profit	5,522	4,263	4,250

Operating Expenses:
Sales and marketing	5,255	4,131	3,498
Research and development	3,316	2,802	2,594
General and administrative	2,223	1,764	1,828
Stock-based compensation (1)	509	387	84
Restructuring expenses (Note 4)	929	245	—

Total Operating Expenses	12,232	9,329	8,004

Operating loss	(6,710)	(5,066)	(3,754)

Interest income	149	47	26
Interest expense	(22)	(15)	(7)
Other income (expense), net	34	(51)	(45)

Net loss	$(6,549)	$(5,085)	$(3,780)

Basic and diluted net loss per share	$(0.40)	$(0.31)	$(0.19)

Weighted average number of shares used in computing basic and diluted net loss per share	16,455	16,595	19,826

(1)
The following summarizes the departmental allocation of the stock-based compensation charge:

Sales and marketing	$169	$123	$44
Research and development	201	149	37
General and administrative	139	115	3

Total stock-based compensation	$509	$387	$84

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands, except share data)

	Ordinary Shares			Treasury Shares
	Number of Shares	Value		Number of Shares	Value	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Share-holders' Equity (Deficit)
Balance, December 31, 2001	16,532,868	$42		134,000	$(100)	$55,230	$(1,387)	$(41,434)	$12,351
Exercise of options	64,100	(*	)	—	—	—	—	—	—
Issuance of shares pursuant to employee share purchase plan	8,209	(*	)	—	—	—	—	—	—
Amortization of deferred compensation	—	—		—	—	—	509	—	509
Adjustment for forfeiture and cancellations of stock options	—	—		—	—	(342)	342	—	—
Net loss	—	—		—	—	—	—	(6,549)	(6,549)

Balance, December 31, 2002	16,605,177	42		134,000	(100)	54,888	(536)	(47,983)	6,311
Exercise of options	589,368	1		—	—	182	—	—	183
Amortization of deferred compensation	—	—		—	—	—	387	—	387
Adjustment for forfeiture and cancellations of stock options	—	—		—	—	(60)	60	—	—
Net loss	—	—		—	—	—	—	(5,085)	(5,085)

Balance, December 31, 2003	17,194,545	43		134,000	(100)	55,010	(89)	(53,068)	1,796
Exercise of options	131,806	1		—	—	31	—	—	32
Proceeds from private placement of ordinary shares and warrants, net of offering costs of $216,000	3,333,331	7		—	—	1,777	—	—	1,784
Amortization of deferred compensation	—	—		—	—	—	84	—	84
Adjustment for forfeiture and cancellations of stock options	—	—		—	—	(5)	5	—	—
Net loss	—	—		—	—	—	—	(3,780)	(3,780)

Balance, December 31, 2004	20,659,682	$51		134,000	$(100)	$56,813	$—	$(56,848)	$(84)

(*) Represents an amount less than $1.

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2002	2003	2004
Cash Flows from Operating Activities:
Net loss	$(6,549)	$(5,085)	$(3,780)
Adjustments required to reconcile net loss to net cash used in operating activities—
Depreciation	875	576	234
Property and equipment write-off	97	—	—
Amortization of deferred compensation	509	387	84
Accrued severance pay	50	(153)	94
Changes in operating assets and liabilities—
Accounts receivable	419	348	73
Prepaid expenses and other current assets	(7)	80	51
Accounts payable	(55)	9	(128)
Accrued expenses	(848)	(514)	123
Accrued restructuring charge	381	(292)	(291)
Deferred revenue	(306)	13	841

Net cash used in operating activities	(5,434)	(4,631)	(2,699)

Cash Flows from Investing Activities:
Purchases of property and equipment	(111)	(83)	(65)
Decrease (increase) in other assets	(71)	40	36

Net cash used in investing activities	(182)	(43)	(29)

Cash Flows from Financing Activities:
Exercise of stock options	(* )	183	32
Proceeds from private placement of ordinary shares, net	—	—	1,784

Net cash provided by financing activities	—	183	1,816

Decrease in cash and cash equivalents	(5,616)	(4,491)	(912)
Cash and cash equivalents at the beginning of the year	13,182	7,566	3,075

Cash and cash equivalents at the end of the year	$7,566	$3,075	$2,163

Cash paid during the year for interest	$22	$15	$7

(*)
Represents an amount less that $1

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

        The Company incurred net losses of $6.5 million in 2002, $5.1 million in 2003 and $3.8 million in 2004, and had an accumulated deficit of approximately $56.8 million as of December 31, 2004. The Company has funded these losses principally from proceeds from equity financing, including an initial public offering in August 2000 and a private placement in March 2004. In each of 2002 and 2003, the Company restructured its business to reduce total operating expenses by more than 60% through reductions in workforce and the termination of certain leases (see Note 4).

        In March 2005, subsequent to the balance sheet date, the Company obtained a commitment for a one-year revolving line of credit facility with a bank for up to $2.0 million (see Note 15). Management believes that existing cash and cash equivalents, along with borrowings that would be available from the revolving line of credit facility, will be adequate to fund operations into 2006.

        As for major customers, refer to Note 2 (p).

2.     Significant Accounting Policies

        The Company's consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

(a) Use of Estimates

        The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

        All exchange gains and losses from the above-mentioned remeasurement are reflected in the statements of operations and were not material for all periods presented. The representative rate of exchange was U.S. $1.00 to 4.737 New Israeli Shekel ("NIS") at December 31, 2002, U.S. $1.00 to NIS 4.379 at December 31, 2003 and U.S. $1.00 to NIS 4.308 at December 31, 2004.

(c) Principles of Consolidation

        The consolidated financial statements include the accounts of RadView Software Ltd. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(d) Cash Equivalents

        Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less. As of December 31, 2003, the Company's cash equivalents were invested in U.S. Treasury securities. As of December 31, 2004, there were no cash equivalents.

(e) Accounts Receivable Reserve

        The Company provides for reserve against its accounts receivable that consist of an allowance for doubtful accounts. The allowance for doubtful accounts is computed for specific accounts, the collectibility of which is doubtful based upon the Company's experience. A summary of the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Balance at the beginning of year	$209	$171	$72
Provision (benefit)	138	(18)	25
Write-offs	(176)	(81)	(25)

Balance at the end of year	$171	$72	$72

(f) Property and Equipment, net

        Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

Category	Estimated Useful Life
(In years)
Equipment	3
Office furniture	3 to 5
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

(g) Impairment of Long-Lived Assets

        The Company's long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Impairment losses were in respect of restructuring changes and amounted to $97,000 in 2002 (see Note 4). No impairment was identified in 2003 and 2004.

(h) Severance Pay

        In accordance with Israeli compensation law, the Company is required to make severance payments to Israeli employees upon their termination of employment. The amount of such severance payments is based on the most recent monthly salary multiplied by the number of years of employment as of the balance sheet date. The Company has accrued for the estimated total cost of severance pay as computed as of the balance sheet date. Severance expense totaled $50,000 in 2002, $178,000 in 2003 and $192,000 in 2004.

        The Company has partially funded its severance pay obligations by monthly deposits for insurance policies. The deposited funds may be withdrawn only upon the fulfillment of the obligation pursuant to Israeli severance pay law or labor agreements. The value of the deposited funds is based on the cash surrender value of these policies and is presented as an asset in the consolidated balance sheets (see Note 6).

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

        The Company recognizes revenue in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under SOP 97-2, revenues from software product licenses are recognized upon delivery of the software provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable and no further obligations exist. Revenues under multiple-element arrangements, which may include software licenses, support and maintenance, and training and consulting services, are allocated to each element based on their respective fair values based on vendor-specific objective evidence. This objective evidence represents the price of products and services when sold separately. When vendor-specific objective evidence of fair value exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method for recognition of revenues, when all other revenue recognition criteria are met. Under the residual method, the Company defers revenues related to the undelivered elements based on their vendor specific objective evidence of fair value and recognizes the remaining arrangement fee for the delivered elements. When vendor-specific objective evidence of fair value for undelivered elements does not exist, revenues from the entire arrangement are recognized over the term of the agreement.

        Revenues from support and maintenance agreements are recognized ratably over the term of the maintenance period, which is typically one year. Revenues from training and consulting arrangements are recognized as the services are performed.

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

(j) Advertising Expenses

        Advertising expenses are charged to the consolidated statements of operations as they are incurred. Advertising expenses totaled $40,000 in 2002, $62,000 in 2003, and $177,000 in 2004.

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

	Year Ended December 31,
	2002	2003	2004
	(In thousands, except per share data)
Net loss, as reported	$(6,549)	$(5,085)	$(3,780)
Add: Stock-based employee compensation included in reported net loss	498	379	84
Deduct: Total stock-based employee compensation expense under fair value based methods	(1,073)	(873)	(347)

Pro forma net loss	$(7,124)	$(5,579)	$(4,043)

Basic and diluted net loss per share:
As reported	$(0.40)	$(0.31)	$(0.19)

Pro forma	$(0.43)	$(0.34)	$(0.20)

        The fair value for options granted in 2002, 2003 and 2004 is amortized over their vesting period and estimated at the date of grant using a Black-Scholes options pricing model with the following weighted average assumptions:

	Year Ended December 31,
	2002	2003	2004
Expected life of option	5 years	5 years	4 years
Dividend yield	—	—	—
Expected volatility	140%	135%	110%
Risk-free interest rate	4.0%	4.0%	3.4%

        The Company applies SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employee for Acquiring, or in Conjunction with Selling Goods or Services, with respect to options and warrants issued to nonemployees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

(n) Basic and Diluted Net Loss Per Share

        Basic and diluted net loss per share is presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. Basic and diluted net loss per ordinary share was determined by dividing net loss attributable to ordinary shareholders by the weighted average number of ordinary shares outstanding during the period. Diluted net loss per ordinary share is the same as basic net loss per ordinary share for all periods presented, as the effects of the Company's potential additional ordinary shares were antidilutive.

        The calculation of diluted net loss per share excludes outstanding stock options, warrants and additional investment rights held by certain investors because their inclusion would be antidilutive, as set forth in the following table.

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Stock options	4,667	3,710	3,264
Warrants	—	—	2,334
Additional investment rights	—	—	3,333

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

        One customer represented 16% of total revenue in 2004 and no single customer represented greater than 10% of total revenues in 2002 and 2003. One customer represented 16% of total accounts receivable at December 31, 2004 and no customer represented greater than 10% of total accounts receivable at December 31, 2003.

(q) Recent Accounting Standards

        In December 2004, the FASB issued SFAS No. 123R (Revised 2004) ("SFAS 123(R)"), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. The Company is required to adopt SFAS 123(R) in the third quarter of fiscal 2005, beginning July 1, 2005. Under SFAS 123(R), the

Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. Under the retroactive option, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R), while the retroactive methods would record compensation expense for all unvested stock options and restricted stock beginning with the first period restated. The Company is evaluating the requirements of SFAS 123(R) and expects that the adoption of SFAS 123(R) will not have a material impact on its consolidated results of operations and net loss per share. The Company has not yet determined the method of adoption or the effect of adopting SFAS 123(R), and has not determined whether the adoption will result in amounts that are similar to the current pro forma disclosures under SFAS 123.

3.     Technology License Transaction

        On July 7, 2004, the Company received $1,000,000 in cash from a technology license transaction for its WebLOAD product with Ixia, an original equipment manufacturer, pursuant to the exercise of an option by Ixia under the terms of a former development, publishing and distribution agreement. As a result of the option exercise, the technology license provides Ixia with expanded license rights including the right to access and use source code for the WebLOAD product and the right to create derivative products. Under the terms of the original agreement, Ixia was required to continue to pay to the Company royalties on its sale of WebLOAD at a reduced rate through July 7, 2005. Ixia was also granted a right to make a single lump-sum payment of $250,000 to the Company in lieu of its reduced royalty obligations. In November 2004, Ixia exercised its right and made payment to the Company. Accordingly, Ixia has no further license fee or royalty payment obligations to the Company pursuant to this arrangement.

        The Company is obligated to provide product updates and technical and engineering support to Ixia until July 2005. The Company is recognizing the $1,000,000 technology license fee as revenue over the 12-month period that commenced on July 7, 2004, over the term of the Company committed to provide support services to Ixia. The Company is also recognizing as revenue the lump-sum payment in lieu of royalties over the same 12-month period. The Company has recognized revenue under this technology license transaction totaling $575,000 in 2004 that has been classified as software licenses revenues in the consolidated statements of operations. Amounts collected but not recognized as revenues are included in deferred revenues (see Note 8).

4.     Restructuring Expenses

        Restructuring expenses totaled $929,000 in 2002 and $245,000 in 2003. There was no restructuring expense in 2004. The following is a reconciliation of the accrued restructuring charges for the years ended December 31, 2002, 2003 and 2004.

Description	Balance, Beginning of Year	Provision	Payments and Write-offs	Balance, End of Year
	(In thousands)
Year Ended—
December 31, 2002:
Employee severance costs	$—	$349	$(349)	$—
Idle-lease costs	231	474	(93)	612
Property and equipment impairment	—	97	(97)	—
Vendor contract termination fees	—	9	(9)	—

	$231	$929	$(548)	$612

December 31, 2003:
Employee severance costs	$—	$215	$(215)	$—
Idle-lease costs	612	22	(314)	320
Vendor contract termination fees	—	8	(8)	—

	$612	$245	$(537)	$320

December 31, 2004:
Employee severance costs	$—	$—	$—	$—
Idle-lease costs	320	—	(291)	29

	$320	$—	$(291)	$29

        Accrued restructuring charges payable within one year have been classified as a current liability in the consolidated balance sheets.

        Restructuring charges in 2002 were incurred in January 2002 and December 2002, and related to additional employee severance costs, facility termination charges, property and equipment impairment, idle-lease space and vendor contract termination fees. Employee severance costs resulted from the termination of 28 employees, of whom 15 were sales and marketing employees, 11 were research and development employees, and 2 were general and administrative employees.

        Restructuring charges in 2003 were incurred in April 2003 and related to additional employee severance costs, facility termination charges, idle-lease space and vendor contract termination fees. Employee severance costs, which were paid in 2003, resulted from the termination of 20 employees, of whom 6 were sales and marketing employees, 11 were research and development employees, and 3 were general and administrative employees.

5.     Property and Equipment, Net

	December 31,
	2003	2004
	(In thousands)
Equipment	$3,454	$3,514
Office furniture	218	218
Leasehold improvements	194	199

	3,866	3,931
Less—Accumulated depreciation	3,533	3,767

	$333	$164

        Depreciation expense was $875,000 in 2002, $576,000 in 2003, and $234,000 in 2004.

6.     Other Assets

	December 31,
	2003	2004
	(In thousands)
Severance pay funds	$474	$502
Deposits on operating leases	169	105

	$643	$607

7.     Accrued Expenses

	December 31,
	2003	2004
	(In thousands)
Employee compensation and related costs	$727	$696
Other accrued expenses	262	416

	$989	$1,112

8.     Deferred Revenues

	December 31,
	2003	2004
	(In thousands)
Maintenance contracts	$983	$1,082
Technology license arrangements (Note 3)	—	725
Other deferred revenues	81	98

	$1,064	$1,905

9.     Commitments and contingent liabilities

(a) Lease Obligations

        The Company operates primarily from leased facilities. Lease agreements expire through July 2009. Annual minimum future rental payments due under the lease agreements as of December 31, 2004 are as follows:

Amount
(In thousands)
For the Year Ending December 31,
2005	$240
2006	81
2007	86
2008	89
2009	52

548
Less: Idle-lease costs included in accrued restructuring	29

$519

        Rent expense, net of sublease income and idle-lease restructuring credits, was $560,000 in 2002, $335,000 in 2003, and $541,000 in 2004.

        On July 20, 2004, the Company amended the lease on its office space in Burlington, Massachusetts. Under the amendment, the Company substituted its original space for a smaller office at a lower base rent. The new space is for 4,929 square feet and expires in July 2009. The original lease was for 11,228 square feet and would have expired in March 2005.

(b) Royalties

        In June 2003, the Company entered into an agreement for rights to re-brand, market and distribute certain software products of a third party under the Company's private label name of WebLOAD Analyzer. The Company is required to pay royalties based on selling price at rates decreasing from 50% to 20% based on specified revenue volume levels through June 2005. Royalty expense incurred under this agreement totaled $25,000 in 2003 and $26,000 in 2004 and has been classified as cost of license revenues.

(c) Office of the Chief Scientist Obligations

        Through 1996, the Company received grants totaling $605,000 from the Israeli Office of the Chief Scientist that were used to fund a predecessor product. The Company was obligated to pay royalties based on revenues derived from sales of products funded with these grants, up to 150% of certain grant amounts received. In October 2002, the Office of Chief Scientist completed its examination of the Company's technology and its use of grant funds and concluded that the Company's remaining royalty obligation was $166,000. As a result, the Company reversed $448,000 of accrued royalties, which was reflected as a reduction in cost of product sales in 2002. As of December 31, 2004, the Company has no outstanding payment obligations to the OCS.

10.   Shareholders' Equity

(a) Authorized Share Capital

        As of December 31, 2004, the Company has authorized 40,000,000 ordinary shares NIS 0.01 par value. Ordinary shares confer upon their holders voting rights, the right to receive dividends or bonus shares, if declared, and the right to share in the excess assets upon liquidation of the Company.

(b) Treasury Shares

        As of December 31, 2004, the Company holds 134,000 of ordinary shares as treasury shares at an aggregate cost of $100,000. Although such shares are legally considered outstanding, the Company has no dividend or voting rights associated with its treasury shares.

(c) Dividends

        The Company has never paid cash dividends to shareholders. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends on its ordinary shares in the foreseeable future.

(d) Private Placement

        In March 2004, the Company completed a private placement (the "Private Placement") of its ordinary shares, additional investment rights to purchase ordinary shares (the "Additional Investment Rights") and four series of warrants to purchase ordinary shares (the "Warrants") pursuant to a securities purchase agreement (the "Purchase Agreement") between the Company and certain purchasers named therein (the "Purchasers"), in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

        The Company issued 3,333,331 ordinary shares to the Purchasers for aggregate gross proceeds of $2.0 million. The Company also issued Additional Investment Rights and Warrants to the Purchasers. The Company received net proceeds of $1.8 million from the Private Placement.

        In accordance with the Purchase Agreement, the Company was required to register for resale on Form S-3 (the "Registration Statement") the ordinary shares issued in the Private Placement and the ordinary shares issuable upon exercise of the Additional Investment Rights and Warrants. The Registration Statement was declared effective on June 17, 2004. The Company must maintain the effectiveness of the Registration Statement for a period of up to two years from the effective date of the Registration Statement.

(e) Warrants and Additional Investment Rights

        In connection with the Private Placement, the Company issued to the Purchasers Additional Investment Rights to purchase 3,333,331 ordinary shares at an exercise price of $0.81 per share, exercisable from March 11, 2004 until June 17, 2005.

        The Company also issued to the Purchasers four series of Warrants as follows:

Series	Term	Exercise Price	Number of Shares
Series A warrants	Four and a half years	$0.992	1,000,000
Series B warrants	Two years	$0.873	666,668
Series C warrants	Four and a half years	$0.992	666,664
Series D warrants	Two years	$0.873	666,664

			2,999,996

        The Warrants were initially exercisable for the number of shares indicated above, subject to customary anti-dilution adjustments and, with respect to the Series C and D warrants, subject to additional conditions indicated below. The Series A and Series B warrants became exercisable beginning September 11, 2004 for a term as noted in the table above. One half of the Series C and Series D warrants became exercisable on September 20, 2004, the date the Company's ordinary shares were delisted from the Nasdaq SmallCap Market. Because the Additional Investment Rights were not exercised before the delisting event, the other one-half of the Series C and D warrants will not become exercisable.

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

        Pursuant to an evaluation of the terms of the Purchase Agreement under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the Company has classified all the above derivative financial instruments issued in connection with the private placement as equity.

(f) Employee Share Purchase Plan

        In November 2002, the Company established an employee share purchase plan (the "ESPP") which permits the eligible employees of the Company to purchase shares of the Company's ordinary shares at 85% of the closing market price on either the first day or the last day of the applicable three-month period, whichever is lower. Employees may participate in the ESPP through regular payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 1,500,000 ordinary shares may be issued under the ESPP. Through December 31, 2002, 8,209 ordinary shares have been issued under the ESPP at a weighted average purchase price of $0.21 per share. No ordinary shares were issued in connection with the ESPP in 2003 and 2004. As of December 31, 2004, there are 1,491,791 ordinary shares available for future issuance under the ESPP.

(g) Stock Option Plans

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

        The 1997 Option Plan provides for the grant by the Company of nonqualified option awards to employees of RAD-Bynet Group of companies, which are affiliated companies. Options granted under this plan vest ratably over four years and expire 62 months from date of issuance. Through December 31, 2000, all available authorized options under this plan had been granted. No options were granted under this plan in 2001, 2002 and 2003. The Company accounted for these options in accordance with SFAS No. 123 utilizing the Black-Scholes option-pricing model. The Company has charged to operations $11,000 in 2002, $8,000 in 2003 and $3,000 in 2004.

        The 2000 Option Plan provides for the grant by the Company of option awards to officers and employees of its U.S. subsidiary. Options granted under the 2000 Option Plan vest ratably over four years of employment and expire 10 years from the date of issuance.

        Under all option plans, any options that are cancelled or forfeited before expiration become available for future grants. As of December 31, 2004, there were 3,141,074 options available for future grant.

        Transactions related to the Company's stock option plans for the three years in the period ended December 31, 2004 are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted
Outstanding, December 31, 2001	3,139,606	$1.85
Granted	2,310,000	0.33	$0.23
Exercised	(64,100)	0.55
Forfeited or cancelled	(718,308)	1.95

Outstanding, December 31, 2002	4,667,198	1.10
Granted	817,500	0.17	$0.15
Exercised	(589,368)	0.31
Forfeited or cancelled	(1,185,166)	1.59

Outstanding, December 31, 2003	3,710,164	0.87
Granted	192,500	0.45	$0.34
Exercised	(131,806)	0.24
Forfeited or cancelled	(507,280)	0.97

Outstanding, December 31, 2004	3,263,578	$0.85

Exercisable, December 31, 2002	2,108,995	$1.35

Exercisable, December 31, 2003	2,125,761	$1.16

Exercisable, December 31, 2004	2,307,738	$1.08

        The following table summarizes information about options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding at December 31, 2004	Weighted Average Exercise Price
$0.16	371,491	3.5	$0.16	225,657	$0.16
$0.26–$0.33	1,540,181	7.2	0.28	806,865	0.28
$0.63–$1.00	1,180,646	3.0	0.95	1,107,706	0.96
$2.25	60,000	3.6	2.25	56,250	2.25
$8.21–$10.00	111,260	2.4	9.35	111,260	9.35

	3,263,578	5.0	$0.85	2,307,738	$1.08

        The amount of stock-based compensation arising from the difference between the exercise price and the fair market value on the date of the grant is included in shareholders' equity as deferred compensation and totaled $8.5 million in 2000, and none in 2001 through 2004. Under APB Opinion No. 25, deferred compensation is amortized over the vesting periods of the underlying options as stock-based compensation expense. Stock-based compensation expense included in the reported net loss totaled $509,000 in 2002, $387,000 in 2003 and $84,000 in 2004.

        During 2003, the Company extended the exercise period for a former employee. The extension was accounted for under FIN No. 44, by applying a new measurement date, which resulted in no additional compensation expenses.

        The following table summarizes the weighted average fair value of options granted for each of the three years in the period ended December 31, 2004:

	For Options on the Grant Date that:
For the Year Ended:	Exercise Price is Less than Market Price	Exercise Price is Equal to Market Price	Exercise Price is Greater than Market Price
December 31, 2002:
Weighted average exercise price	—	$0.27	$0.77
Weighted average fair value on grant date	—	$0.24	$0.19
December 31, 2003:
Weighted average exercise price	—	$0.16	$0.32
Weighted average fair value on grant date	—	$0.14	$0.24
December 31, 2004:
Weighted average exercise price	—	$0.45	—
Weighted average fair value on grant date	—	$0.34	—

11.   Taxes on Income

(a) Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985:

        Results for tax purposes of RadView Software Ltd. are measured and reflected in accordance with the change in the Israeli Consumer Price Index ("CPI"). As described elsewhere, the Company's consolidated financial statements are presented in U.S. dollars. The difference between the change in the Israeli CPI and the exchange rate between the U.S. dollar and the NIS causes a difference between taxable income or loss and the income or loss before taxes reflected in the consolidated financial statements. In accordance with SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

(b) Tax benefits under the Law for the Encouragement of Capital Investments, 1959 ("the Law")

        In 1998, the Company's investment program totaling $66,000 was granted "Approved Enterprise" status under the Law. The Company elected to adopt the "Alternative Benefits Program Status." This status entitles the Company to a benefit period of seven years on income derived from this program as follows: (a) a full income tax exemption for the first two years and (b) a reduced income tax rate of 25%, instead of the regular rate of 35%, for the remaining five-year period. Depending on the level of non-Israel investments in the Company, the period for which the Company is entitled to a reduced tax rate of 25% can be extended to eight years. The period of the benefit is limited to 12 years from commencement of production or 14 years from the date of approval. As the Company has not yet reported any taxable income, the benefit period has not yet commenced. The tax benefit will expire in 2007.

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

        Income derived from sources other than the approved enterprise programs is taxable at the regular corporate tax rate of 35% of taxable income for 2004, 34% for 2005, 32% for 2006 and 30% for 2007 and thereafter.

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

(d) Loss before Income Tax

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Israel	$(916)	$(1,104)	$(185)
Foreign	(5,633)	(3,981)	(3,595)

	$(6,549)	$(5,085)	$(3,780)

(e) Net Operating Losses

        As of December 31, 2004, the Company's net operating loss carry forwards for Israeli tax purposes amounted to approximately $19.9 million. These net operating losses may be carried forward indefinitely and offset against future taxable business income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax-exempt. There will be no tax benefit available from these losses and no deferred income taxes have been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

        Through December 31, 1995, the Company's losses for tax purposes were assigned to a shareholder, and are not available to the Company.

        The U.S. subsidiary's carry forward tax losses through December 31, 2004 amounted to approximately $31.6 million. These losses are available to offset future U.S. taxable income of the U.S. subsidiary and will expire between the years 2012 and 2023. Net operating loss carry forwards are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant shareholders over a three-year period.

        The components of the Company's U.S. deferred tax asset are approximately as follows:

	December 31,
	2003	2004
	(In thousands)
Net operating loss carry forwards	$11,207	$12,638
Temporary differences	78	67

	11,285	12,704
Less—Valuation allowance	11,285	12,704

Net deferred tax asset	$—	$—

        As of December 31, 2004 the Company had provided valuation allowances of approximately $12,704,000 in respect of deferred tax assets resulting from tax loss carry forwards, and other temporary differences. The valuation allowance increased $1,419,000 in 2002, $667,000 in 2003, and $1,782,000 in 2004. Management currently believes that since the Company has a history of losses, it is not likely that those deferred tax deductions will be realized in the foreseeable future.

        The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits and the effect of approved enterprise.

(f) Final Tax Assessments

        The Company has received final tax assessments regarding tax years through the end of 1999.

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

12.   Related Party Balances and Transactions

        Balances with related parties consisted of the following:

	December 31,
	2003	2004
	(In thousands)
Accounts receivable	$2	$3
Accounts payable and accrued expenses	6	12

        Transactions with related parties consisted of the following:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
Revenues	$10	$2	$2
Costs and expenses	(30)	(34)	(46)
Property and equipment purchased	4	—	—

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

        The Company's revenues by its customers' geographic locations are as follows:

	Year Ended December 31,
	2002	2003	2004
	(In thousands)
United States	$3,403	$3,251	$3,409
Europe	1,275	933	731
Israel	199	110	258
Other	891	542	265

	$5,768	$4,836	$4,663

        The Company's long-lived assets by geographic location are as follows:

	December 31,
	2003	2004
	(In thousands)
United States	$277	$160
Europe	17	7
Israel	682	604

Total	$976	$771

14.   Quarterly Statement of Operations Information (Unaudited)

        The following table presents a summary of quarterly results of operations for the years ended December 31, 2003 and 2004:

	Mar. 31, 2003	June 30, 2003	Sept. 30, 2003	Dec. 31, 2003
	(In thousands, except per share data)
Total revenues	$1,220	$1,211	$1,152	$1,253

Gross profit	$1,081	$1,085	$996	$1,101

Net loss	$(1,541)	$(1,395)	$(1,062)	$(1,087)

Basic and diluted net loss per share	$(0.09)	$(0.08)	$(0.06)	$(0.06)

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(In thousands, except per share data)
Total revenues	$980	$1,068	$1,286	$1,329

Gross profit	$869	$973	$1,187	$1,221

Net loss	$(1,151)	$(995)	$(768)	$(866)

Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.04)	$(0.04)

15.   Subsequent Events (Unaudited)

        On March 28, 2005, the Company received a commitment letter for a one-year revolving line of credit facility with a bank for borrowings of up to $2.0 million. Advances under the facility will be limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million. Borrowings under the revolving line of credit facility are subject to the negotiation and execution of definitive agreements acceptable to the bank and the Company.

        Under the terms of the commitment letter, borrowings under the facility will bear interest at the bank's prime rate plus 1.25%. The Company would be required to maintain compliance with financial covenants consisting of a minimum cash balance of $1.0 million and specified net income (loss) levels based on its operating budget.

        In connection with the facility, the commitment letter provides that the bank will receive warrants with an aggregate exercise price of $60,000 to purchase the Company's ordinary shares at an exercise price equal to the market price on the date definitive agreements with respect to the facility are executed. If the closing had occurred on March 22, 2005, the Company would have been required to issue to the bank warrants to purchase approximately 325,000 of the Company's ordinary shares at an exercise price of $0.185 per share. The fair value of these warrants, estimated to be approximately $48,000, would be charged to interest expense over the one-year term of the facility.

Item 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

Item 9A.    CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

        As of December 31, 2004, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), an evaluation of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by management of the Company on a timely basis in order to comply with the Company's disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in internal controls

        There were no significant changes in the Company's internal controls or in other factors during the fourth quarter of 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal controls.

PART III

Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        The following table contains certain information about the directors and executive officers of the registrant:

Name	Age	Position
Shai Beilis	56	Chairman of the Board
Ilan Kinreich	47	Chief Executive Officer, President and Director
Christopher Dineen	35	Chief Financial Officer
William J. Geary	46	Director
Kathleen A. Cote	56	Director
David Assia	53	Director

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

        KATHLEEN A. COTE has served as a Director since May 2001. From May 2001 to June 2003, Ms. Cote was the Chief Executive Officer of Worldport Communications, Inc., a company that provides managed hosting services to mid sized companies principally in Europe. Ms. Cote also served as President of Seagrass Partners from September 1998 to May 2001. Seagrass Partners is a consulting firm that focuses on early-stage Internet companies. From 1996 to 1998, Ms. Cote served as President and Chief Executive Officer of Computervision Corporation and served as President and Chief Operating Officer of from 1995 to 1996. Ms. Cote currently serves on the board of directors of Forgent Networks, Inc and Western Digital Corporation. Ms. Cote is a former director of MediaOne Group, Baynetworks Inc., and Worldport Communications, Inc. Ms. Cote holds a B.A. from University of Massachusetts and an M.B.A. from Babson College.

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

        Mr. Robert Steinkrauss voluntarily resigned from service as an External Director in February 2005. Israeli law requires us to have two External Directors. We are in the process of searching for an appropriate replacement for Mr. Steinkrauss.

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

        The Company believes that during the 2004 fiscal year, the officers, directors and holders of more than 10% of the Company's ordinary shares complied with all Section 16(a) filing requirements.

Audit Committee

        The Audit Committee of our Board of Directors is currently comprised of David Assia and Kathleen A. Cote. The Board of Directors has determined that both members of the Audit Committee are "audit committee financial experts" as that term is defined in Item 401 of Regulation S-K under the Securities Exchange Act of 1934. Each of the members of the Audit Committee satisfies the independence requirements under Rule 10A-3 of the Securities Exchange Act of 1934 and under Rule 4200(a)(15) of the Nasdaq Marketplace Rules and is an "independent director," as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Securities Exchange Act of 1934.

Code of Ethics

        We have adopted a code of ethics and business conduct, or Code of Ethics, which applies to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions. Our Code of Ethics is located on our Internet website at www.radview.com. Any amendments or waivers to our Code of Ethics that apply to our principal executive officer, principal financial officer, principal accounting officer or controller and persons performing similar functions will be disclosed on our internet website within five business days following such amendment or waiver. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report we file with or furnish to the Securities and Exchange Commission.

Item 11.    EXECUTIVE COMPENSATION

        The following tables set forth certain information with respect to compensation paid or accrued for services rendered to the Company in all capacities for each of the three fiscal years ended December 31, 2004 by its Chief Executive Officer and the other most highly compensated executive officer of the Company whose salary and bonus during the fiscal year ended December 31, 2004 exceeded $100,000 (collectively, the "Named Executive Officers"). No other executive officer of the Company earned greater than $100,000 in the fiscal year ended December 31, 2004.

SUMMARY COMPENSATION TABLE

Long Term Compensation Awards
Annual Compensation
Name and Principal Position	Fiscal Year			Other Annual Compensation	Number of Securities Underlying Options
		Salary	Bonus
Ilan Kinreich, Chief Executive Officer and President	2004 2003 2002	$171,000 179,038 190,000	$18,311 — —	— — —	— — 800,000
Christopher Dineen Chief Financial Officer	2004 2003 2002	118,096 100,962 97,500	22,111 — —	— — —	— 75,000 60,000

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

Option Grants

        There were no grants of ordinary share options during the fiscal year ended December 31, 2004 to any of the Named Executive Officers.

        The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended December 31, 2004 by the Named Executive Officers and (ii) unexercised stock options held by such individuals.

AGGREGATED OPTION EXERCISES IN 2004
AND FISCAL YEAR-END OPTION VALUES

			Number of Securities Underlying Unexercised Options at December 31, 2004
					Value of Unexercised in-the-Money Options at December 31, 2004
Name	Shares Acquired on Exercise (#)	Value Realized
			Exercisable	Unexercisable	Exercisable	Unexercisable
Ilan Kinreich	—	—	770,679	552,711	—	—
Christopher Dineen	—	—	141,933	60,067	—	—

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

        The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. Mr. Kinreich's planned objectives included: (1) implementing the 2004 operating plan, (2) building strategic relationships, and (3) executing product release plans. The Chief Executive Officer makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are reviewed and approved by the Compensation Committee on a periodic basis.

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

        Option grants to executive officers are based on such factors as initiative, achievement and performance. In administering grants to executive officers, the Compensation Committee evaluates each officer's total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including their vesting and exercise prices and the then current value of any unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company's shareholders. For the most recent fiscal year, the Company did not pay any stock compensation to its executive officers.

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

COMPARATIVE SHARE PERFORMANCE GRAPH

        The following graph shows the cumulative shareholder return of the Company's ordinary shares from August 10, 2000 through December 31, 2004 as compared with that of the Nasdaq Composite and the Nasdaq Computer Index. The graph assumes the investment of $100 in the Company's ordinary shares and each of the comparison groups on August 10, 2000 and assumes the reinvestment of dividends. The Company has never declared a dividend on its ordinary shares. The ordinary share price performance depicted in the graph below is not necessarily indicative of future price performance. This graph is not "soliciting material," is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information known to us regarding the beneficial ownership of our ordinary shares as of February 28, 2005, unless otherwise indicated, by: (i) each person known by us to beneficially own more than 5% of our ordinary shares; (ii) each Director of the Company; (iii) each executive officer named in the Summary Compensation Table above; and (iii) all of our Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares under options and warrants held by that person that are currently exercisable or exercisable within 60 days of February 28, 2005 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to state community property laws, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Ownership percentages are based on 20,525,682 ordinary shares outstanding on February 28, 2005. Unless otherwise noted below, each shareholder's address is c/o RadView Software Ltd., 7 New England Executive Park, Burlington, Massachusetts 01803.

Name of Beneficial Owner:	Total Shares Beneficially Owned	Percentage of Ordinary Shares
Five Percent Shareholders:
Computer Associates International, Inc. (1)	1,635,067	8.0%
Formula Ventures (2)	1,825,623	8.9%
North Bridge Venture Partners (3)	1,666,666	8.1%
Zohar Zisapel (4)	2,079,522	10.1%
Yehuda Zisapel (5)	2,079,522	10.1%
Directors and Executive Officers:
Ilan Kinreich (6)	1,189,061	5.6%
Christopher Dineen (7)	157,224	*
Shai Beilis (2) (8)	1,975,623	9.6%
William Geary (3) (9)	1,816,666	8.8%
Kathleen A. Cote (10)	150,000	*
David Assia (11)	131,250	*
All executive officers and Directors as a group (6 persons) (2) (3) (6) (7) (8) (9) (10) (11)	5,419,824	24.6%

*
Represents beneficial ownership of less than one percent of our ordinary shares.

(1)
Computer Associates International, Inc. is a public company traded on The New York Stock Exchange. Based on its annual report on Form 10-K for the year ended March 31, 2004 filed with the SEC on June 14, 2004, and its quarterly report on Form 10-Q for the quarter ended December 31, 2004 filed with the SEC on February 9, 2005, its directors are Russell M. Artzt, Kenneth D. Cron, Alfonse M. D'Amato, Gary J. Fernandes, Robert E. La Blanc, Jay W. Lorsch, William E. McCracken, Lewis S. Ranieri, Walter P. Schuetze, John Swainson and Laura S. Unger. The address of Computer Associates International, Inc. is One Computer Associates Plaza, Islandia, NY 11749.

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

(3)
Information is derived, in part, from the Schedule 13D, filed on September 3, 2002, by North Bridge Venture Management V, L.P.; North Bridge Venture Partners V-A, L.P.; North Bridge Venture Partners V-B, L.P.; Edward T. Anderson; Richard A. D'Amore; William J. Geary; James A. Goldstein; Jeffrey P. McCarthy; and Angelo J. Santinelli. Includes 1,116,810 ordinary shares owned of record by North Bridge Venture Partners V-A, L.P. and 549,856 ordinary shares owned of record by North Bridge Venture Partners V-B, L.P. The General Partner of both North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. is North Bridge Venture Management V, L.P. Mr. William J. Geary, one of our Directors, is a partner of North Bridge Venture Management V, L.P. Mr. Geary shares voting and investment power over these shares. However, he disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein. Edward T. Anderson; Jeffrey R. Bier, Richard A. D'Amore; William J. Geary; James A. Goldstein; Jeffrey P. McCarthy; Angelo J. Santinelli, and Michael J. Skok, by virtue of their management position in North Bridge Venture Management V, L.P., each have shared voting and dispositive power with respect to the shares held by North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. The address of both North Bridge Venture Partners V-A, L.P. and North Bridge Venture Partners V-B, L.P. is 950 Winter Street, Suite 4600, Waltham, MA 02451.

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

(5)
Yehuda Zisapel's address is 24 Raoul Wallenberg Street, Tel Aviv, Israel, 69719.

(6)
Includes 780,056 options exercisable within 60 days of February 28, 2005.

(7)
Includes 156,039 options exercisable within 60 days of February 28, 2005.

(8)
Includes 150,000 options exercisable within 60 days of February 28, 2005.

(9)
Includes 150,000 options exercisable within 60 days of February 28, 2005.

(10)
Represents 150,000 options exercisable within 60 days of February 28, 2005.

(11)
Represents 131,250 options exercisable within 60 days of February 28, 2005.

EQUITY COMPENSATION PLAN INFORMATION

        The following table sets forth certain information, as of December 31, 2004, regarding the Company's equity compensation plans.

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	1,851,181	$0.63	3,383,063
Equity compensation plans not approved by security holders (2)	1,412,397	$1.15	1,249,802

Total	3,263,578	$0.85	4,632,865

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

Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        None.

Item 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The following table presents the aggregate fees for professional audit services and other services rendered by the Company's independent auditors, Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, in 2003 and 2004.

	Year Ended December 31,
	2003	2004
Audit Fees	$60,000	$60,000
Audit Related Fees	—	2,500
Tax Fees	5,000	5,000
All Other Fees	—	—

	$65,000	$67,500

        Audit Fees consist of fees billed for the annual audit and the quarterly reviews of the Company's consolidated financial statements.

        Audit Related Fees include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include the review of documents filed with the SEC.

        Tax Fees include fees billed for tax compliance services, including the preparation of tax returns and claims for refund and tax consultations.

        The Audit Committee is required to approve in advance any audit or non-audit services performed by the Company's independent public accountants that do not meet the pre-approval standards established by the audit committee. The pre-approval policies and procedures established by the Audit Committee require that the Audit Committee meet with the independent auditor and financial management prior to the audit to review planning and staffing, the scope of the proposed audit for the current year, the audit procedures to be utilized, and the proposed fees. During 2004, 100% of the fees for services rendered by the Company's independent auditors were pre-approved by the Audit Committee.

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

        In addition, the Company has posted to its website at www.radview.com the latest versions of its corporate governance guidelines, the Company's Audit Committee and Compensation Committee charter, as well as the Company's code of business conduct, which includes the Company's code of ethics for senior financial officers. The Company will provide each of these documents in print, without charge, upon written request to RadView Software, Inc., 7 New England Executive Park, Burlington, MA 01803, attn: Investor Relations.

PART IV

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

(a)(3) Exhibits.

        The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
3.2	Amended and Restated Form of Articles of Association of Registrant (filed as Appendix B to the Company's Proxy Statement Pursuant to Section 14(a) for the Year Ended December 31, 2000, and incorporated herein by reference)
4.1	Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
4.2	Investor Rights Agreement (filed as Exhibit 4.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.1	Lease Agreement for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation) (filed as Exhibit 10.1 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.2	Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts, 01803 (filed as Exhibit 10.2 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.2a	First Amendment to Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts, 01803 dated July 20, 2004 (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference)
10.3	Lease Agreement for 890 Hillview Court, Suite 130, Milpitas, California 95035 (filed as Exhibit 10.3 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.4	Amended and Restated Key Employee Share Incentive Plan (1996) (filed as Exhibit 99.1 to the Company's Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.5	Amended and Restated United States Share Incentive Plan (2000) (filed as Exhibit 99.2 to the Company's Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)

10.6	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company's Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.7	Employee Share Purchase Plan (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference)
10.8	Employment Agreement dated February 6, 2001 with Ilan Kinreich, President and Chief Executive Officer (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference)
10.9	Employment Agreement dated September 16, 2003 with Christopher Dineen, Chief Financial Officer (filed as Exhibit 10.1 to the Company's Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference)
10.10	Development, Publishing and Distribution Agreement, dated as of February 7, 2003, between Ixia and RadView Software Ltd. (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 7, 2004 and incorporated herein by referenced) **
10.11	Amendment Number One to the Development, Publishing and Distribution Agreement, dated July 7, 2004, between Ixia and RadView Software Ltd. (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on July 7, 2004 and incorporated herein by referenced) **
10.12*	License and Distribution Agreement between Allen Systems Group and Radview Software Ltd., dated as of December 21, 2004 **
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company's Form 10-K for the year ended December 31, 2001, and incorporated herein by reference)
23.1*	Consent of Independent Auditors, Luboshitz Kasierer, an affiliate member of Ernst & Young International
23.2*	Consent of Independent Registered Public Accounting Firm, Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global
31.1*	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*
Filed herewith

**
A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 406.

(b) Reports on Form 8-K.

1.
Report on Form 8-K dated December 21, 2004, filed under Item 1.02, Entry into a Definitive Material Agreement, announcing that we entered into a license and distribution agreement with Allen Systems Group, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Act of 1934, the registrant, RadView Software Ltd., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, in the Commonwealth of Massachusetts, on this 31st day of March, 2005.

RADVIEW SOFTWARE LTD.
By:	/s/ ILAN KINREICH Ilan Kinreich President and Chief Executive Officer

        Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date

/s/ ILAN KINREICH Ilan Kinreich	President, Chief Executive Officer and Director	March 31, 2005
/s/ SHAI BEILIS Shai Beilis	Director and Chairman of the Board	March 31, 2005
/s/ WILLIAM GEARY William Geary	Director	March 31, 2005
/s/ KATHLEEN A. COTE Kathleen A. Cote	Director	March 31, 2005
/s/ DAVID ASSIA David Assia	Director	March 31, 2005
/s/ CHRISTOPHER DINEEN Christopher Dineen	Chief Financial Officer	March 31, 2005