Form 10-Q
period 2005-03-31
RADVIEW SOFTWARE LTD
filed 2005-05-13
CIK 1114999

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, there were 20,525,682 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,111	$2,163
Accounts receivable, net of reserves of $72 at March 31, 2005 and December 31, 2004	753	605
Prepaid expenses and other current assets	317	375
Total Current Assets	2,181	3,143

Property and Equipment, net	177	164
Other Assets	475	607

Total Assets	$2,833	$3,914

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Accounts payable	$250	$239
Accrued expenses	1,219	1,141
Deferred revenue	1,604	1,905
Total Current Liabilities	3,073	3,285

Long-term Liabilities:
Accrued severance	557	713

Total Liabilities	3,630	3,998

Shareholders’ Deficit:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 20,659,682 shares at March 31, 2005 and December 31, 2004; Outstanding – 20,525,682 shares at March 31, 2005 and December 31, 2004	51	51
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	56,843	56,813
Accumulated deficit	(57,591)	(56,848)
Total Shareholders’ Deficit	(797)	(84)

Total Liabilities and Shareholders’ Deficit	$2,833	$3,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Revenues:
Software licenses	$940	$447
Services	567	533
Total Revenues	1,507	980

Cost of Revenues:
Software licenses	36	31
Services	57	80
Total Cost of Revenues	93	111

Gross Profit	1,414	869

Operating Expenses:
Sales and marketing	961	849
Research and development	710	669
General and administrative	476	505
Total Operating Expenses	2,147	2,023

Operating loss	(733)	(1,154)

Interest income (expense), net	(2)	3
Other expense, net	(8)	—

Net loss	$(743)	$(1,151)

Basic and diluted net loss per share	$(0.04)	$(0.06)

Weighted average number of shares used in computing basic and diluted net loss per share	20,526	17,796

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(743)	$(1,151)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation	16	76
Stock-based compensation	30	84
Accrued severance	(156)	16
Changes in operating assets and liabilities—
Accounts receivable, net	(148)	(48)
Prepaid expenses and other current assets	58	44
Accounts payable	11	(115)
Accrued expenses	78	(55)
Deferred revenue	(301)	295
Net cash used in operating activities	(1,155)	(854)

Cash Flows from Investing Activities:
Purchases of property and equipment	(29)	(18)
Decrease (increase) in other assets	132	(12)
Net cash provided by (used in) investing activities	103	(30)

Cash Flows from Financing Activities:
Proceeds from private placement of ordinary shares, net	—	1,831
Proceeds from exercise of stock options	—	3
Net cash provided by financing activities	—	1,834

Increase (decrease) in cash and cash equivalents	(1,052)	950

Cash and cash equivalents, beginning of period	2,163	3,075
Cash and cash equivalents, end of period	$1,111	$4,025

Cash paid during period for interest	$9	$2

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

The Company has a history of incurring net losses and had an accumulated deficit of approximately $57.6 million at March 31, 2005.  The Company has funded these losses principally from proceeds from equity financing, including the private placement of its ordinary shares completed in March 2004 (see Note 4).

On March 28, 2005, the Company received a commitment letter for a one-year revolving line of credit facility with a bank for borrowings of up to $2.0 million.  Advances under the facility will be limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million.  Under the terms of the commitment letter, borrowings under the facility will bear interest at the bank’s prime rate plus 1.25%.  The Company would be required to maintain compliance with financial covenants consisting of a minimum cash balance of $1.0 million and specified net income (loss) levels based on its operating budget.  Borrowings under the revolving line of credit facility are subject to the negotiation and execution of definitive agreements acceptable to the bank and the Company.

In connection with the facility, the commitment letter provides that the bank will receive warrants with an aggregate exercise price of $60,000 to purchase the Company’s ordinary shares at an exercise price equal to the market price on the date definitive agreements with respect to the facility are executed.  If the closing had occurred on May 11, 2005, the Company would have been required to issue to the bank warrants to purchase approximately 353,000 of the Company’s ordinary shares at an exercise price of $0.17 per share.  The fair value of these warrants, estimated to be approximately $45,000, would be charged to interest expense over the one-year term of the facility.

 Management believes that existing cash and cash equivalents, along with borrowings that would be available under the revolving line of credit facility, will be adequate to fund operations through March 31, 2006.

2.              Significant Accounting Policies

The Company’s condensed consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles for interim financial information.  The significant policies followed in the preparation of the condensed consolidated financial statements, applied on a consistent basis, are as follows.

(a)          Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Actual results could differ from these estimates.

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

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.361 New Israeli Shekel (“NIS”) at March 31, 2005, U.S. $1.00 to NIS 4.308 at December 31, 2004, and U.S. $1.00 to NIS 4.528 at March 31, 2004.

(c)          Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2005, the condensed consolidated statements of operations for the three months ended March 31, 2005 and 2004, and the condensed consolidated statements of cash flows for the three months ended March 31, 2005 and 2004, are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the annual consolidated financial statements for 2004 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

Amounts collected or billed prior to satisfying the above revenue recognition criteria are reflected as deferred revenue.  Deferred revenue represents deferred maintenance revenue, and to a lesser extent, deferred software license revenues.

(f)            Employee Stock Options

In December 2004, the FASB issued SFAS No. 123R (Revised 2004) (“SFAS 123(R)”), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R), as amended, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first reporting period beginning after June 15, 2005.  In April 2005, the SEC extended the adoption date for Statement 123(R) to the first annual reporting period beginning after June 15, 2005, which, for the Company, is the annual period that begins on January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.

SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

•                  A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

•                  A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under SFAS 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

The Company has elected to adopt early the provisions of SFAS 123(R) effective January 1, 2005.  As permitted by SFAS 123(R), the Company has elected to follow the modified prospective method of adoption.

The Company has determined the fair value of share based-payments issued after January 1, 2005 and unvested options granted in prior periods using the Black-Scholes option valuation model, using the following weighted-average assumptions:

	Three Months Ended March 31,
	2005	2004

Expected life of option	4 years	4 years
Dividend yield	—	—
Expected volatility	110%	110%
Risk-free interest rate	3.4%	3.4%

For all periods presented before January 1, 2005, the Company elected to follow Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Options Issued to Employees, and FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, in accounting for its employee stock option plans.  Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized.  The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, which amended certain provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year.

Pro forma information regarding the Company’s net loss and net loss per share prior to the adoption of SFAS No. 123(R) has been determined as if the Company had accounted for its employee stock options under the fair value method prescribed by SFAS No. 123.

 The following table illustrates the effect on net loss and net loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation prior to January 1, 2005.

Three Months Ended March 31, 2004
(In thousands)

Net loss, as reported	$(1,151)
Add: Stock-based compensation included in reported net loss	84
Deduct: Total stock-based compensation expense under fair value based methods	(142)
Pro forma net loss	$(1,209)

Net loss per share:
As reported	$(0.06)
Pro forma	$(0.07)

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18 “Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” (“EITF 96-18”), with respect to options and warrants issued to non-employees. SFAS No. 123 and EITF 96-18 require the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

(g)         Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

	March 31,
	2005	2004
	(In thousands)

Stock options	3,490	3,702
Warrants (See Note 4(b))	2,334	3,000
Additional investment rights held by certain investors (See Note 4(b))	3,333	3,333

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

(b)          Warrants and Additional Investment Rights

In connection with the Private Placement, the Company issued to the Purchasers Additional Investment Rights to purchase 3,333,331 ordinary shares at an exercise price of $0.810 per share, exercisable from March 11, 2004 until June 17, 2005.

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

Pursuant to an evaluation of the terms of the Purchase Agreement under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the Company has classified all the above derivative financial instruments issued in connection with the private placement as equity.

5.              Technology License Transaction

On July 7, 2004, the Company received $1,000,000 in cash from a technology license transaction for its WebLOAD product with Ixia, an original equipment manufacturer, pursuant to the exercise of an option by Ixia under the terms of a development, publishing and distribution agreement.  As a result of the option exercise, the technology license provides Ixia with expanded license rights including the right to access and use source code for the WebLOAD product and the right to create derivative products.  Under the terms of the original agreement, Ixia was required to continue to pay to the Company royalties on its sale of WebLOAD at a reduced rate through July 7, 2005.  Ixia was also granted a right to make a single lump-sum payment of $250,000 to the Company in lieu of its reduced royalty obligations.  In November 2004, Ixia exercised its right and made payment to the Company of $250,000.  Accordingly, Ixia has no further license fee or royalty payment obligations to the Company pursuant to this arrangement.

The Company is obligated to provide product updates and technical and engineering support to Ixia until July 2005.  The Company is recognizing the $1,000,000 technology license fee as revenue over the 12-month period that commenced on July 7, 2004, over the term of the Company obligated to provide support services to Ixia.  The Company is also recognizing as revenue the $250,000 payment in lieu of royalties over the same 12-month period.

Revenue recognized under this technology license transaction was $362,000 for the three months ended March 31, 2005, which has been classified as software licenses revenues in the consolidated statements of operations.  There were no technology license revenues for the three months ended March 31, 2004.

Amounts collected but not recognized as revenues under this technology license transaction are included in deferred revenues and totaled $363,000 as of March 31, 2005.

6.              Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of the end-user customer as follows:

	Three months ended March 31,
	2005	2004
	(in thousands)

United States	$1,046	$661
Europe	131	124
Israel	257	118
Other	73	77
Total revenues	$1,507	$980

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

In the second half of 2004 and in the first quarter of 2005, a portion of our license revenues was derived from royalty fees and technology license fees from our OEM relationship with Ixia.  We are recognizing the revenue from the technology license as a subscription arrangement over a 12-month period ending in June 2005.  In December 2004, we entered into an OEM distribution agreement with Allen Systems Group, or ASG, for the distribution of our TestView suite using ASG’s private label in exchange for royalty fees to be paid to us.  ASG also has an option to purchase by June 2005 a technology license to use the source code of our TestView suite for a license fee of $2.5 million payable in two annual installments.  Part of our strategy is to increase our relationships with OEM distribution partners.  If these partnerships are successful, we expect that software license fees will increase as a percentage of our total revenues resulting from increased royalty and technology license fee revenues.  As of March 31, 2005, we have deferred revenues relating to technology license arrangements in an aggregate amount of $363,000 that will be recognized in full during the second quarter of 2005.

Our cash balance was $1.1 million as of March 31, 2005.  In March 2005, we received a commitment letter for a one-year revolving line of credit facility with a bank for borrowings of up to $2.0 million.  Advances under the facility would be limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million.  Borrowings under the revolving line of credit facility are subject to negotiation and execution of definitive agreements acceptable to the bank and us.  We believe that our existing cash and cash equivalents, along with borrowings under the revolving line of credit facility, assuming the execution of definitive agreements related to this proposed borrowing, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

Application of Critical Accounting Policies and Estimates

General

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles.  As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented.  To fully understand and evaluate our reported financial results, we believe it is important to understand the significant estimates and judgments applied as they relate to our policies for revenue recognition, software development costs, restructuring costs and accounting for stock options.  More detailed descriptions of these policies are provided in Note 2 to the consolidated financial statements.

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

Accounting for Stock Options

Effective January 1, 2005, we have accounted for stock options issued to employees in accordance with SFAS No. 123R (Revised 2004) (“SFAS 123(R)”), Share-Based Payment.  Under this approach all share based payments to employees, including grants of employee stock options, are required to be recognized in the financial statements based on their fair values, instead of providing the information in a pro forma disclosure in the notes to the financial statements.   We have elected to use the modified prospective method of adoption as permitted under SFAS 123 (R), which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R).  We have determined the fair value of share based-payments issued after January 1, 2005 using the Black-Scholes option valuation model.

For reporting periods before January 1, 2005, we accounted for stock options using the intrinsic method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees.  Under this approach we did not record any expense at the time the options were granted unless the exercise price of a granted option is below the fair market price of our ordinary shares on the date of grant.   For reporting periods before January 1, 2005, we have provided disclosures of impact to our reported net loss and net loss per share if we had applied the fair value method.

The determination of fair value of stock options, whether for actual expense reporting under SFAS 123(R) or for pro forma disclosures, requires the application of estimates, such as estimated expected life of the options and estimated market volatility for our ordinary shares.  These estimates are based on management’s review of historical option lives and computations of market volatility for our ordinary shares.

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2005	2004
Revenues:
Software licenses	62.4%	45.6%
Services	37.6%	54.4%
Total revenues	100.0%	100.0%

Cost of revenues:
Software licenses	2.4%	3.2%
Services	3.8%	8.1%
Total cost of revenues	6.2%	11.3%

Gross profit	93.8%	88.7%

Operating expenses:
Sales and marketing	63.8%	86.6%
Research and development	47.1%	68.3%
General and administrative	31.6%	51.5%
Total operating expenses	142.5%	206.4%

Loss from operations	(48.7)%	(117.8)%

Other income:
Interest income (expense), net	(0.1)%	0.3%
Other expense, net	(0.5)%	(0.0)%

Net loss	(49.3)%	(117.5)%

Three Months Ended March 31, 2005 and 2004

Revenues

Total Revenues.  Total revenues were $1.5 million for the three months ended March 31, 2005 and $980,000 for the same period in 2004, which represents an increase of 53.8%.  This increase resulted primarily from an increase in software licenses revenues.

Software Licenses.  Software license revenues were $940,000 for the three months ended March 31, 2005 and $447,000 for the same period in 2004, which represents an increase of $493,000, or 110%.  Software license revenues increased as a result of $362,000 of additional technology license revenues from our agreement with Ixia, and an increase of $131,000 in software licenses sold to customers attributable to increased average deal size and improved international performance.

Services.  Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services.  Services revenues were $567,000 for the three months ended March 31, 2005 and $533,000 for the same period in 2004.  Services revenues increased primarily due to increases in both support maintenance revenues and training related services.

Cost of Revenues

Cost of Software Licenses.  Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses was $36,000, or 3.8% of software license revenues, for the three months ended March 31, 2005 and $31,000, or 6.9% of software license revenues, for the same period in 2004.  The decrease in cost of revenues as a percentage of software license revenues resulted from an increase in software licenses revenue attributable to technology licenses for which we incurred no material incremental direct costs.

Cost of Services.  Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services was $57,000, or 10.1% of services revenues, for the three months ended March 31, 2005 and $80,000, or 15.0% of services revenues, for the same period in 2004.  These decreases were due to lower personnel costs for support and maintenance services resulting from staff reallocations made in late 2004.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses were $961,000, or 63.8% of total revenues, for the three months ended March 31, 2005 compared to $849,000, or 86.6% of total revenues, for the same period in 2004.  The increase these expenses was due primarily to sales training costs, and increases in salaries and commissions in addition to staff reallocations made in late 2004.  The decrease of these expenses as a percentage of total revenues was due to the increase in total revenues, partially offset by the increase in sales and marketing expenses.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance the Company’s products.  Research and development expenses increased to  $710,000, or 47.1% of total revenues, for the three months ended March 31, 2005 compared to $669,000, or 68.3% of total revenues, for the same period in 2004.  The increase in these expenses was due primarily to increases in salary related costs attributable to termination and recruiting costs, in addition to increased use of consulting services.  The decrease as a percentage of total revenues was due to the increase in total revenues, partially offset by the increase in research and development expenses.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses were $476,000, or 31.6% of total revenues, for the three months ended March 31, 2005 compared to $505,000, or 51.5% of total revenues, for the same period in 2004.  These decreases were due primarily to lower professional fees incurred during the first quarter of 2005.

Interest Income (Expense), Net.  Interest income (expense), net consists principally of interest earned on cash investments, offset by bank fees and charges.  Interest expense, net was $2,000 for the three months ended March 31, 2005 compared to interest income, net of $3,000 for the same period in 2004.  The change in interest income (expense), net, resulted from lower invested cash balances in 2005 as compared to 2004.

Other Expense, Net.  Other expense, net consists principally of currency translation gains and losses.  Other expense, net was $8,000 for the three months ended March 31, 2005. There was no other expense, net for the same period in 2004.  The change in other expense, net was due to exchange rate fluctuations.

Income Taxes.  We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $20.6 million through March 31, 2005 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income.  We expect that during the period these losses are utilized, our income would be substantially tax exempt.  Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our consolidated financial statements.

Our U.S. subsidiary has estimated net operating loss carryforwards for U.S. Federal and state tax purposes totaling approximately $31.6 million through March 31, 2005.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2025.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.1 million as of March 31, 2005 and $2.2 million as of December 31, 2004.

Cash used in operating activities was $1.2 million for the three months ended March 31, 2005 and $854,000 for the same period in 2004.  Cash used in operating activities for the three months ended March 31, 2005 was due primarily to a net loss of $743,000 combined with an increase of $148,000 in accounts receivable, a decrease in of $301,000 in deferred revenues, and a decrease of $156,000 in accrued severance, partially offset by an increase of $89,000 in accounts payable and accrued expenses.  Accounts receivable increased as a result of increased software license order bookings.  Deferred revenues decreased as a result of the recognition of technology license revenues from Ixia during the first quarter of 2005.  Accrued severance decreased as a result of payments made to terminated employees during the quarter in accordance with Israel employment practices.  Accrued expenses increased as a result of increased compensation related accruals and professional fees.

Cash provided by investing activities was $103,000 for the three months ended March 31, 2005 and cash used in investing activities was $30,000 for the three months ended March 31, 2004.  The cash provided by investing activities in 2005 resulted from a decrease of $132,000 in other assets, partially offset by the purchase of $29,000 in property and equipment.   Other assets decreased as a result of the release of deposits to certain terminated employees in accordance with Israel employment practices.

There was no cash provided by financing activities for the three months ended March 31, 2005.  Cash provided by financing activities was $1.8 million in the same period of 2004.

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

Contractual Obligations

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2009.  As of March 31, 2005, our contractual obligations were as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)

Operating leases	$457	$170	$248	$39	$—
Severance pay (1)	557	—	—	—	557
Total	$1,014	$170	$248	$39	$557

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

RADVIEW SOFTWARE LTD.

Date: May 13, 2005	/s/ CHRISTOPHER DINEEN
Christopher Dineen
Chief Financial Officer