Form 10-Q
period 2005-06-30
RADVIEW SOFTWARE LTD
filed 2005-08-15
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2005

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

As of July 31, 2005, there were 20,525,682 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	June 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,750	$2,163
Accounts receivable, net of reserves of $72 at June 30, 2005 and December 31, 2004	806	605
Prepaid expenses and other current assets	276	375
Total Current Assets	2,832	3,143

Property and Equipment, net	184	164
Other Assets	402	607

Total Assets	$3,418	$3,914

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Revolving line of credit, net of discount of $48 at June 30, 2005	$1,252	$—
Accounts payable	361	239
Accrued expenses	1,144	1,141
Deferred revenue	1,400	1,905
Total Current Liabilities	4,157	3,285

Long-term Liabilities:
Accrued severance	543	713

Total Liabilities	4,700	3,998

Shareholders’ Deficit:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 20,659,682 shares at June 30, 2005 and December 31, 2004; Outstanding – 20,525,682 shares at June 30, 2005 and December 31, 2004	51	51
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	56,927	56,813
Accumulated deficit	(58,160)	(56,848)
Total Shareholders’ Deficit	(1,282)	(84)

Total Liabilities and Shareholders’ Deficit	$3,418	$3,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$1,026	$523	$1,966	$970
Services	614	545	1,181	1,078
Total Revenues	1,640	1,068	3,147	2,048

Cost of Revenues:
Software licenses	35	18	71	49
Services	52	77	109	157
Total Cost of Revenues	87	95	180	206

Gross Profit	1,553	973	2,967	1,842

Operating Expenses:
Sales and marketing	999	897	1,960	1,746
Research and development	659	636	1,369	1,305
General and administrative	466	417	942	922
Total Operating Expenses	2,124	1,950	4,271	3,973

Operating loss	(571)	(977)	(1,304)	(2,131)

Interest income (expense), net	(3)	3	(5)	6
Other income (expense), net	5	(21)	(3)	(21)

Net loss	$(569)	$(995)	$(1,312)	$(2,146)

Basic and diluted net loss per share	$(0.03)	$(0.05)	$(0.06)	$(0.11)

Weighted average number of shares used in computing basic and diluted net loss per share	20,526	20,456	20,526	19,126

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,312)	$(2,146)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation	53	136
Stock-based compensation	62	84
Amortization of warrant discount and debt issuance costs in connection with revolving line of credit facility	10	—
Accrued severance	(170)	25
Changes in operating assets and liabilities—
Accounts receivable, net	(201)	64
Prepaid expenses and other current assets	93	65
Accounts payable	122	(28)
Accrued expenses	3	(187)
Deferred revenue	(505)	195
Net cash used in operating activities	(1,845)	(1,792)

Cash Flows from Investing Activities:
Purchases of property and equipment	(73)	(20)
Decrease (increase) in other assets	205	(3)
Net cash provided by (used in) investing activities	132	(23)

Cash Flows from Financing Activities:
Borrowings under revolving line of credit facility, net	1,248	—
Issuance of warrants in connection with revolving line of credit facility	52	—
Proceeds from private placement of ordinary shares, net	—	1,792
Proceeds from exercise of stock options	—	27
Net cash provided by financing activities	1,300	1,819

Increase (decrease) in cash and cash equivalents	(413)	4

Cash and cash equivalents, beginning of period	2,163	3,075
Cash and cash equivalents, end of period	$1,750	$3,079

Cash paid during period for interest	$17	$4

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

The Company has a history of incurring net losses and had an accumulated deficit of $58.2 million at June 30, 2005.  The Company has funded these losses principally from proceeds from equity financings, including the private placement of its ordinary shares completed in March 2004 (see Note 5), and borrowings under a revolving line of credit facility (see Note 4).

License revenues from technology license transactions were a major contributing factor to the Company’s increase in revenues for the six months ended June 30, 2005.  The Company has been unable to complete anticipated comparable technology license transactions with other partners and as a result expects that revenues for the second half of 2005 will be lower than in the first half of 2005.  Accordingly, in July 2005, the Company implemented a series of measures to lower operating expenses by approximately $430,000 per quarter by reducing discretionary operating expenses across all departments and terminating seven employees.

Management believes, based on its projected revenues and expenses and assuming continued compliance with the financial covenants of the revolving line of credit, that existing cash and cash equivalents, along with borrowings under the revolving line of credit facility, will be adequate to fund operations through December 31, 2005.  Thereafter, the Company believes it will need to obtain additional equity or debt financing in order to adequately fund operations.  Further, if the Company is unable to extend the terms of its existing revolving line of credit facility, which expires in May 2006, or if it is unable to maintain compliance with the financial covenants contained in the revolving credit agreement, then it will also require additional financing to repay the outstanding borrowings under the revolving line of credit.  If additional financing is required, the Company may not be able to complete financing on acceptable terms or at all, in which case the Company might not be able to continue its operation as a going concern.

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

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.574 New Israeli Shekel (“NIS”) at June 30, 2005, U.S. $1.00 to NIS 4.308 at December 31, 2004, and U.S. $1.00 to NIS 4.497 at June 30, 2004.

(c)  Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2005, the condensed consolidated statements of operations for the three and six months ended June 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the six months ended June 30, 2005 and 2004, are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the annual consolidated financial statements for 2004 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

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

(f)            Employee Stock Options

In December 2004, the FASB issued SFAS No. 123R (Revised 2004) (“SFAS 123(R)”), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R), as amended, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period beginning after June 15, 2005. Early adoption will be permitted in periods in which financial statements have not yet been issued.  SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company has elected to adopt early the provisions of SFAS 123(R) effective January 1, 2005 following the modified prospective method of adoption described above.

The Company has determined the fair value of share based-payments issued after January 1, 2005 and unvested options granted in prior periods using the Black-Scholes option valuation model, using the following weighted-average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Expected life of option	4 years	4 years	4 years	4 years
Dividend yield	—	—	—	—
Expected volatility	110%	110%	110%	110%
Risk-free interest rate	3.4%	3.4%	3.4%	3.4%

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

	Three Months Ended June 30, 2004	Six Months Ended June 30, 2004
	(In thousands, except per share data)

Net loss, as reported	$(995)	$(2,146)
Add: Stock-based compensation included in reported net loss	—	84
Deduct: Total stock-based compensation expense determined under fair value based methods	(106)	(248)
Pro forma net loss	$(1,101)	$(2,310)

Basic and diluted net loss per share:
As reported	$(0.05)	$(0.11)
Pro forma	$(0.05)	$(0.12)

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

	June 30,
	2005	2004
	(In thousands)

Stock options	3,361	3,534
Warrants held by certain investors (See Note 5(b))	2,334	3,000
Additional investment rights held by certain investors (See Note 5(b))	—	3,333
Warrants held by Comerica Bank (See Note 4)	353	—

4.              Revolving Line of Credit Facility

On May 27, 2005, the Company, through RadView Software Inc., the Company’s U.S. subsidiary (the “U.S. Subsidiary”), obtained a one-year revolving line of credit facility with Comerica Bank for borrowings of up to $2.0 million.  Advances under the facility will be limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million.  As of June 30, 2005, the maximum amount of advances available under the facility, based on the collateral formula, was $1.5 million, of which the Company had borrowed $1.3 million.

Borrowings under the facility bear interest at the bank’s prime rate (6.0% as of June 30, 2005) plus 1.25%.  Borrowings under the credit facility are secured by substantially all of the assets of the U.S. Subsidiary and specified assets of the Company, and guaranteed by the Company and specified subsidiaries of the Company.  The Company and the U.S. Subsidiary are required to maintain compliance with financial covenants including: (a) a minimum cash balance of $1.2 million, which may be reduced to $1.0 million upon execution of a control arrangement by a third party bank satisfactory to Comerica Bank, and (b) specified net income (loss) levels based on the Company’s consolidated operating budget.  As of June 30, 2005, the Company was in compliance with these financial covenants.

In connection with the facility, the Company issued to the bank a warrant to purchase 352,941 of the Company’s ordinary shares at an exercise price of $0.17 per share.  The warrant was exercisable immediately and has a term of seven years.  The warrant also provides for piggyback registration rights.  The total consideration of $1.3 million was allocated based on the relative fair values of the revolving line of credit and the warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  At the grant date, the fair value of the warrants was determined using the Black- Scholes option-pricing model assuming a risk free interest of 3.94%, a volatility factor of 120%, dividend yield of 0% and contractual life of seven years.

The Company also incurred financing costs consisting of bank fees and legal costs totaling $70,000, which have been accounted for as deferred financing costs and are included in prepaid expenses and other current assets.  These deferred financing costs are also being charged to interest expense over the one-year term of the facility.  Interest expense resulting from the amortization of both the warrant discount and deferred financing costs totaled $10,000 for the three and six months ended June 30, 2005.

5.  Shareholders’ Equity

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

(b)  Warrants and Additional Investment Rights

In connection with the Private Placement, the Company issued to the Purchasers Additional Investment Rights to purchase 3,333,331 ordinary shares at an exercise price of $0.810 per share, exercisable from March 11, 2004 until June 17, 2005.  As of June 30, 2005, none of the Additional Investment Rights were exercised and the Additional Investment Rights have expired.

The Company also issued to the Purchasers four series of Warrants as follows:

Series	Term	Exercise Price	Number of Shares

Series A warrants	Four and a half years	$0.98	1,000,000
Series B warrants	Two years	$0.86	666,668
Series C warrants	Four and a half years	$0.98	666,664
Series D warrants	Two years	$0.86	666,664
			2,999,996

The Warrants were initially exercisable for the number of shares indicated above, subject to customary anti-dilution adjustments and, with respect to the Series C and D warrants, subject to the conditions indicated below.  The Series A and Series B warrants became exercisable beginning September 11, 2004 for a term as noted in the table above.  One half of the Series C and Series D warrants became exercisable on September 20, 2004, the date the Company’s ordinary shares were delisted from the Nasdaq SmallCap Market.   Because the Additional Investment Rights were not exercised before the delisting event, the other one-half of the Series C and Series D warrants will not become exercisable.

In May 2005, the Company issued a warrant to a bank (see Note 4) at an exercise price below the then current exercise price of the Warrants, resulting in an adjustment to the exercise price in accordance with the anti-dilution provisions of the Warrants.  The table above reflects the adjusted exercise price for the Warrants immediately following the issuance of the bank warrant.

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

The Company is obligated to provide product updates and technical and engineering support to Ixia until July 2005.  The Company has recognized the $1,000,000 technology license fee as revenue over the 12-month period commencing July 7, 2004, over the term the Company was obligated to provide support services to Ixia.  The Company has recognized as revenue the $250,000 payment in lieu of royalties on a straight-line basis over the remaining term from November 2004 until June 2005.

Revenue recognized under this technology license transaction was $362,000 for the three months ended June 30, 2005 and $725,000 for the six months ended June 30, 2005, and has been classified as software licenses revenues in the condensed consolidated statements of operations.  There were no technology license revenues for the three and six months ended June 30, 2004.

7.  Commitments

On May 26, 2005, the Company amended the lease for its current office space in Tel Aviv, Israel, whereby the term was extended an additional 12 months to expire on August 31, 2006 and the base rent, parking fees and security deposit amount were reduced.

8.  Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of the end-user customer as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)

United States	$1,221	$757	$2,267	$1,418
Europe	266	190	544	314
Israel	53	17	81	135
Other	100	104	255	181
Total revenues	$1,640	$1,068	$3,147	$2,048

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

Part of our strategy is to increase our relationships with OEM distribution partners.  During the second half of 2004 and the first half of 2005, a significant portion of our license revenues was derived from royalty and technology license fees received in 2004 from our OEM relationship with Ixia.  In June 2005, we concluded the revenue recognition of all fees received from Ixia.  We do not expect to receive any additional royalty or license fees from Ixia in the future.

In December 2004, we entered into an OEM distribution agreement with Allen Systems Group, or ASG, for the distribution of our TestView suite using their  private label in exchange for royalty fees to be paid to us.  They also received an option to purchase by June 2005 a technology license to use the source code of our TestView suite for a license fee of $2.5 million payable in two annual installments.  This option was not exercised.

As a result of the completion of the recognition of revenues from the Ixia technology arrangement and the lack of a replacement transaction that would result in additional technology license revenues, we expect that our license revenues will decrease in the second half of 2005 compared to the first half of 2005.  Our operating plan for 2005 had anticipated the receipt of $1.3 million in cash from the exercise of the OEM technology license option expected in June 2005.  Because this option was not exercised, in July 2005, we implemented several cost reduction measures to lower our operating expenses by approximately $430,000 per quarter through reductions in discretionary spending across all departments and termination of seven employees, primarily from research and development and sales and marketing.  As a result of these cost reductions, we expect that our operating expenses will decrease in the second half of 2005 compared to the first half of 2005.

Our cash balance was $1.8 million as of June 30, 2005.  In May 2005, we obtained from a bank a one-year revolving line of credit facility, under which advances are limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivable plus $1.0 million.  As of June 30, 2005, availability under this facility was $1.5 million and outstanding borrowings under this facility were $1.3 million.

We believe, based on our projected revenues and expenses and assuming continued compliance with the financial covenants of the revolving line of credit, that our existing cash and cash equivalents, along with borrowings under the revolving line of credit facility will be adequate to fund operations through December 31, 2005.  Thereafter, we believe we will need to obtain additional equity or debt financing in order to adequately fund operations.  Further, if we are unable to extend the terms of the existing revolving line of credit facility, which expires in May 2006, or if we are unable to maintain compliance with the financial covenants contained in the revolving credit agreement, then we will also require additional financing to repay the outstanding borrowings under the revolving line of credit.  If additional financing is required, we may not be able to complete financing on acceptable terms or at all, in which case we might not be able to continue our operation as a going concern.

We have retained Revolution Partners, LLC, an investment-banking firm, as our financial advisor to assist us in exploring strategic alternatives to enhance shareholder value.  We cannot be sure of the timing or nature of any transaction that may occur or if any transaction will result at all from the retention of Revolution Partners, LLC.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues:
Software licenses	62.6%	49.0%	62.5%	47.4%
Services	37.4	51.0	37.5	52.6
Total revenues	100.0	100.0	100.0	100.0

Cost of Sales:
Software licenses	2.1	1.7	2.3	2.4
Services	3.2	7.2	3.5	7.7
Total cost of sales	5.3	8.9	5.7	10.1

Gross Profit	94.7	91.1	94.3	89.9

Operating Expenses:
Sales and marketing	60.9	84.0	62.3	85.3
Research and development	40.2	59.6	43.5	63.7
General and administrative	28.4	39.0	29.9	45.0
Total operating expenses	129.5	182.6	135.7	194.0

Operating loss	(34.8)	(91.5)	(41.4)	(104.1)

Interest income (expense), net	(0.2)	0.3	(0.1)	0.3
Other income (expense), net	0.3	(2.0)	(0.1)	(1.0)

Net loss	(34.7)%	(93.2)%	(41.7)%	(104.8)%

Three and Six Months Ended June 30, 2005 and 2004

Revenues

Total Revenues.  Total revenues were $1.6 million for the three months ended June 30, 2005 and $1.1 million for the same period in 2004, which represents an increase of $572,000, or 53.6%.  Total revenues were $3.1 million for the six months ended June 30, 2005 and $2.0 million for the same period in 2004, which represents an increase of $1.1 million, or 53.7%.  These increases resulted primarily from an increase in software licenses revenues.

Software Licenses.  Software license revenues consist primarily of revenues from the sale of licenses to our end-user customers and revenues from the sale of a technology license to Ixia. Software license revenues were $1.0 million for the three months ended June 30, 2005 and $523,000 for the same period in 2004, which represents an increase of $503,000, or 96.2%.  This increase resulted from $362,000 of additional Ixia technology license revenues in 2005 and, to a lesser extent, from increased sales of software licenses to customers in the U.S. due to increased sales of the TestView suite, which was released in May 2004.  Software license revenues were $2.0 million for the six months ended June 30, 2005 and $970,000 for the same period in 2004, which represents an increase of $996,000, or 102.7%.  This increase resulted primarily from $725,000 of additional Ixia technology license fee revenues in 2005 and, to a lesser extent, from an increase in software licenses sold to customers attributable to increased sales of the TestView suite. We do not expect to recognize any additional Ixia technology license fee revenues during the remainder of 2005.

Services.  Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services.  Services revenues were $614,000 for the three months ended June 30, 2005 compared to $545,000 for the same period in 2004.  Service revenues were $1.2 million for the six months ended June 30, 2005 compared to $1.1 million for the same period in 2004.

Cost of Revenues

Cost of Software Licenses.  Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses was $35,000, or 3.4% of software license revenues, for the three months ended June 30, 2005 compared to $18,000, or 3.4% of software license revenues, for the same period in 2004. The cost of revenues as a percentage of software license revenues remained constant despite the increase in software license revenues due to an increase in third-party royalties.  Cost of software licenses was $71,000, or 3.6% of software license revenues, for the six months ended June 30, 2005 compared to $49,000, or 5.1% of software license revenue, for the same period in 2004. The decrease in cost of revenues as a percentage of software license revenues resulted from an increase in software licenses revenue attributable to technology licenses for which we incurred no material incremental direct costs.

Cost of Services.  Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services was $52,000, or 8.5% of services revenues, for the three months ended June 30, 2005 compared to $77,000, or 14.1% of services revenues, for the same period in 2004.  Cost of services was $109,000, or 9.2% of services revenues, for the six months ended June 30, 2005 compared to $157,000, or 14.6% of services revenues, for the same period in 2004. These decreases were due to lower personnel costs for support and maintenance services resulting from staff reallocations made in late 2004.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses were $999,000, or 60.9% of total revenues, for the three months ended June 30, 2005 compared to $897,000, or 84.0% of total revenues, for the same period in 2004.  Sales and marketing expenses were $2.0 million, or 62.3% of total revenues, for the six months ended June 30, 2005 compared to  $1.7 million, or 85.3% of total revenues, for the same period in 2004.  The increase in these expenses was due primarily to sales training costs, and increases in salaries and commissions in addition to staff reallocations made in late 2004.  The decrease of these expenses as a percentage of total revenues was due to the increase in total revenues, for which we incurred no material incremental direct costs, partially offset by the increase in sales and marketing expenses.  As a result of the cost reductions made by us in July 2005, we expect our sales and marketing expenses to decline in the second half of 2005 compared to the first half of 2005.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products.  Research and development expenses were  $659,000, or 40.2% of total revenues, for the three months ended June 30, 2005 compared to $636,000, or 59.6% of total revenues, for the same period in 2004.  Research and development expenses were $1.4 million, or 43.5% of total revenues, for the six months ended June 30, 2005 compared to $1.3 million, or 63.7% of total revenues, for the same period in 2004.  As a result of the cost reductions made by us in July 2005, we expect our research and development expenses to decline in the second half of 2005 compared to the first half of 2005.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses were $466,000, or 28.4% of total revenues, for the three months ended June 30, 2005 compared to $417,000, or 39.0% of total revenues, for the same period in 2004.  General and administrative expenses were $942,000, or 29.9% of total revenues, for the six months ended June 30, 2005 compared to $922,000, or 45.0% of total revenues, for the same period in 2004.  These increases were due primarily to increases in salary related costs.  As a result of the cost reductions made by us in July 2005, we expect our general and administrative expenses to decline in the second half of 2005 compared to the first half of 2005.

Interest Income (Expense), Net.  Interest income (expense), net consists principally of interest expenses and amortization of warrant discount and deferred financing costs arising from outstanding borrowings under the revolving line of credit facility, offset by interest earned on cash investments.  Interest expense, net was $3,000 for the three months ended June 30, 2005 compared to interest income, net of $3,000 for the same period in 2004.  Interest expense, net was $5,000 for the six months ended June 30, 2005 compared to interest income, net of $6,000 for the same period in 2004.  The change in interest income (expense), net, resulted from interest expenses in connection with borrowings under our revolving line of credit facility, partially offset by interest income from the lower invested cash balances in 2005 as compared to 2004.

Other Income (Expense), Net.  Other income (expense), net consists principally of currency translation gains and losses.  Other income, net was $5,000 for the three months ended June 30, 2005 compared to other expense, net of $21,000 for the same period in 2004.  Other expense, net was $3,000 for the six months ended June 30, 2005 compared to $21,000 for the same period in 2004.  The change in other income (expense), net was due to exchange rate fluctuations.

Income Taxes.  We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $21.3 million through June 30, 2005 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income.  We expect that during the period these losses are utilized, our income would be substantially tax exempt.  Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our consolidated financial statements.

Our U.S. subsidiary has estimated net operating loss carryforwards for U.S. federal and state tax purposes totaling approximately $31.5 million through June 30, 2005.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2025.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.8 million as of June 30, 2005 and $2.2 million as of December 31, 2004.

Cash used in operating activities was $1.8 million for the six months ended June 30, 2005 and June 30, 2004.  Cash used in operating activities for the six months ended June 30, 2005 was due primarily to a net loss of $1.3 million combined with an increase of $201,000 in accounts receivable, a decrease in of $505,000 in deferred revenues, and a decrease of $170,000 in accrued severance, partially offset by an increase of $125,000 in accounts payable and accrued expenses.  Accounts receivable increased as a result of increased software license order bookings.  Deferred revenues decreased as a result of the recognition of revenues from the Ixia transaction during the first half of 2005, partially offset by an increase in deferred revenues related to renewal of support and maintenance services.  Accrued severance decreased as a result of payments made to terminated employees during the first half of 2005 in accordance with Israel employment practices.  Accrued expenses increased as a result of increased compensation related accruals and professional fees.

Cash provided by investing activities was $132,000 for the six months ended June 30, 2005 and cash used in investing activities was $23,000 for the six months ended June 30, 2004.  The cash provided by investing activities in 2005 resulted from a decrease of $205,000 in other assets, partially offset by the purchase of $73,000 in property and equipment.   Other assets decreased as a result of the release of severance fund deposits to certain terminated employees in accordance with Israel employment practices and reduction in long-term deposits for certain office leases.

Cash provided by financing activities was $1.3 million for the six months ended June 30, 2005 and $1.8 million for the same period in 2004.  The cash provided by financing activities in 2005 is due to borrowings under a revolving line of credit facility entered into in May 2005.

On May 27, 2005, we obtained a one-year revolving line of credit facility with Comerica Bank for borrowings of up to $2.0 million.  Advances under the facility will be limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million.  Borrowings under the facility will bear interest at the bank’s prime rate plus 1.25%.  We are required to maintain compliance with financial covenants including: (a) a minimum cash balance of $1.2 million, which may be reduced to $1.0 million upon execution of a control arrangement by a third party bank satisfactory to Comerica Bank, and (b) specified net income (loss) levels based on our consolidated operating budget.  As of June 30, 2005, we were in compliance with these financial covenants.  Borrowings under the credit facility are secured by substantially all of the assets of the U.S. Subsidiary and specified assets of us, and guaranteed by us and specified subsidiaries of ours.  As of June 30, 2005, the maximum amount of advances available under the facility, based on the collateral formula, was $1.5 million, of which we had borrowed $1.3 million.

Our cash balance was $1.8 million as of June 30, 2005, which included proceeds of $1.3 million from borrowings under our revolving line of credit facility.  We believe, based on our projected revenues and expenses and assuming continued compliance with the financial covenants of the revolving line of credit, that our existing cash and cash equivalents, along with borrowings under the revolving line of credit facility will be sufficient to meet our anticipated needs for working capital and, to a lesser extent, capital expenditures through December 31, 2005.  Thereafter, we believe we will need to obtain additional equity or debt financing in order to adequately fund operations.  Further, if we are unable to extend the terms of our existing revolving line of credit facility, which expires in May 2006, or if we are unable to maintain compliance with the financial covenants contained in the revolving credit agreement, then we will also require additional financing to repay outstanding borrowings under the revolving line of credit.  If additional financing is required, we may not be able to complete financing on acceptable terms or at all, in which case we might not be able to continue our operation as a going concern.

Contractual Obligations

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2009.  In May 2005, we amended the lease for our current office space in Tel Aviv, Israel, whereby the term was extended an additional 12 months to expire on August 31, 2006 and each of the base rent, the parking fees and security deposit was reduced.  As of June 30, 2005, our contractual obligations were as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)

Operating leases	$492	$188	$279	$25	$—
Severance pay (1)	543	—	—	—	543
Total	$1,035	$188	$279	$25	$543

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

We conduct business in various foreign currencies, primarily in Europe and Israel.  As a result, we are exposed to the effects of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses.  We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables.  Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect our consolidated results.

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of the our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q.  Based on this evaluation, the CEO and CFO have concluded that our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Changes in Internal Controls

There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Index

4.1                                 Warrant Agreement with Comerica Bank dated May 25, 2005.

10.1                           Amendment to Lease Agreement dated May 26, 2005 for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation).

10.2                           Loan and Security Agreement between RadView Software Inc. and Comerica Bank dated May 25, 2005.

10.3                           Third Party Security Agreement between RadView Software Ltd. and Comerica Bank dated May 25, 2005.

31.1                           Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32                                    Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

RADVIEW SOFTWARE LTD.

Date: August 15, 2005	/s/ CHRISTOPHER DINEEN
Christopher Dineen
Chief Financial Officer