Form 10-Q
period 2005-09-30
RADVIEW SOFTWARE LTD
filed 2005-11-18
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒  Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):  Yes  ☐  No.  ☒  .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒

As of October 31, 2005, there were 20,525,682 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current Assets:
Cash and cash equivalents	$1,212	$2,163
Accounts receivable, net of reserves of $56 at September 30, 2005 and $72 at December 31, 2004	847	605
Prepaid expenses and other current assets	174	375
Total Current Assets	2,233	3,143

Property and Equipment, net	167	164
Other Assets	400	607

Total Assets	$2,800	$3,914

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Revolving line of credit, net of discount of $35 at September 30, 2005	$1,196	$—
Accounts payable	322	239
Accrued expenses	1,153	1,141
Deferred revenue	1,465	1,905
Total Current Liabilities	4,136	3,285

Long-term Liabilities:
Accrued severance	554	713

Total Liabilities	4,690	3,998

Shareholders’ Deficit:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 20,659,682 shares at September 30, 2005 and December 31, 2004; Outstanding – 20,525,682 shares at September 30, 2005 and December 31, 2004	51	51
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	56,954	56,813
Accumulated deficit	(58,795)	(56,848)
Total Shareholders’ Deficit	(1,890)	(84)

Total Liabilities and Shareholders’ Deficit	$2,800	$3,914

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$597	$703	$2,563	$1,673
Services	650	583	1,831	1,661
Total Revenues	1,247	1,286	4,394	3,334

Cost of Revenues:
Software licenses	50	15	121	64
Services	108	84	217	241
Total Cost of Revenues	158	99	338	305

Gross Profit	1,089	1,187	4,056	3,029

Operating Expenses:
Sales and marketing	720	899	2,680	2,645
Research and development	465	617	1,834	1,922
General and administrative	472	442	1,414	1,364
Total Operating Expenses	1,657	1,958	5,928	5,931

Operating loss	(568)	(771)	(1,872)	(2,902)

Interest income (expense), net	(67)	6	(72)	12
Other expense, net	—	(3)	(3)	(24)

Net loss	$(635)	$(768)	$(1,947)	$(2,914)

Basic and diluted net loss per share	$(0.03)	$(0.04)	$(0.09)	$(0.15)

Weighted average number of shares used in computing basic and diluted net loss per share	20,526	20,511	20,526	19,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,947)	$(2,914)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation	76	183
Stock-based compensation	89	84
Amortization of warrant discount and debt issuance costs in connection with revolving line of credit facility	42	—
Accrued severance	(159)	45
Changes in operating assets and liabilities—
Accounts receivable, net	(242)	168
Prepaid expenses and other current assets	176	113
Accounts payable	83	(28)
Accrued expenses	41	(51)
Accrued restructuring charge	(29)	(276)
Deferred revenue	(440)	888
Net cash used in operating activities	(2,310)	(1,788)

Cash Flows from Investing Activities:
Purchases of property and equipment	(79)	(38)
Decrease in other assets	207	66
Net cash provided by investing activities	128	28

Cash Flows from Financing Activities:
Borrowings under revolving line of credit facility, net	1,179	—
Issuance of warrants in connection with revolving line of credit facility	52	—
Proceeds from private placement of ordinary shares, net	—	1,784
Proceeds from exercise of stock options	—	32
Net cash provided by financing activities	1,231	1,816

Increase (decrease) in cash and cash equivalents	(951)	56

Cash and cash equivalents, beginning of period	2,163	3,075
Cash and cash equivalents, end of period	$1,212	$3,131

Cash paid during period for interest	$45	$5

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

The Company has a history of incurring net losses and had an accumulated deficit of $58.8 million at September 30, 2005.  The Company has funded these losses principally from proceeds from equity financings, including the private placement of its ordinary shares completed in March 2004 (see Note 5), and borrowings under a revolving line of credit facility (see Note 4).

License revenues from technology license transactions recognized in the first six months of 2005 were a major contributing factor to the Company’s increase in revenues for the nine-month period ended September 30, 2005.  However, since the conclusion of the technology license revenue in June 2005, the Company has been unable to complete additional comparable technology license transactions with other partners.  As a result of anticipated lower revenues in the second half of 2005, the Company implemented a series of measures in July 2005 to lower operating expenses.   These measures contributed significantly to a decrease of $467,000 in quarterly operating expenses from the second to the third quarter of 2005.

The Company is currently evaluating its alternatives for the sale of the Company and is currently engaged in discussions with prospective purchasers.  The Company is attempting to enter into a definitive acquisition agreement before the end of December 2005. Any transaction will be subject to the negotiation and execution of a definitive acquisition agreement satisfactory to both parties and also would likely be subject to approval by the Company’s shareholders and will be subject to the applicable provisions of the Israeli Companies Law, 1999, governing such a transaction.  In addition, the Company expects that any potential acquisition agreement will provide for interim financing to the Company to support the operations of the Company until the closing of the proposed acquisition. There can be no assurance, however, that the Company will be able to reach agreement with any prospective purchaser.

Management believes, assuming receipt of interim financing from a potential acquirer combined with projected revenues and expenses, and further assuming continued compliance with the financial covenants of the revolving line of credit, that existing cash and cash equivalents, along with the interim financing and borrowings under the revolving line of credit facility, will be adequate to fund operations through the completion of an acquisition.  If an acquisition agreement providing for interim financing is not executed in a timely manner, if an acquisition of the Company is not consummated, and/or if the Company is unable to maintain compliance with the financial covenants contained in the revolving credit agreement, then the Company will require additional financing to repay the outstanding borrowings under the revolving line of credit and to operate its business.  If additional financing is required, the Company would likely not be able to complete financing on acceptable terms or at all, in which case the Company would likely not be able to continue its operation as a going concern.

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

All exchange gains and losses from the above-mentioned translation (which were immaterial for all periods presented) are reflected in the statements of operations.  The representative rate of exchange was U.S. $1.00 to 4.598 New Israeli Shekel (“NIS”) at September 30, 2005, U.S. $1.00 to NIS 4.308 at December 31, 2004, and U.S. $1.00 to NIS 4.482 at September 30, 2004.

(c)  Interim Financial Statements

The accompanying condensed consolidated balance sheet as of September 30, 2005, the condensed consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three and nine months ended September 30, 2005 are not necessarily indicative of the results to be expected for the entire fiscal year.  These financial statements should be read in conjunction with the annual consolidated financial statements for 2004 and related notes included in the Company’s Annual Report on
Form 10-K for the year ended December 31, 2004.

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

(f)            Employee Stock Options

In December 2004, the FASB issued SFAS No. 123R (Revised 2004) (“SFAS 123(R)”), Share-Based Payment, which replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  SFAS 123(R), as amended, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period beginning after January 1, 2006. Early adoption will be permitted in periods in which financial statements have not yet been issued.  SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company has determined the fair value of share based-payments issued after January 1, 2005 and unvested options granted in prior periods using the Black-Scholes option valuation model, using the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Expected life of option	4 years	4 years	4 years	4 years
Dividend yield	—	—	—	—
Expected volatility	123%	110%	123%	110%
Risk-free interest rate	3.9%	3.4%	3.9%	3.4%

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

	Three Months Ended September 30, 2004	Nine Months Ended September 30, 2004
	(In thousands, except per share data)

Net loss, as reported	$(768)	$(2,914)
Add: Stock-based compensation included in reported net loss	—	84
Deduct: Total stock-based compensation expense determined under fair value based methods	(64)	(312)
Pro forma net loss	$(832)	$(3,142)

Basic and diluted net loss per share:
As reported	$(0.04)	$(0.15)
Pro forma	$(0.04)	$(0.16)

The Company applies SFAS No. 123 and Emerging Issues Task Force No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services (“EITF 96-18”), with respect to options and warrants issued to non-employees.  SFAS No. 123 and EITF 96-18 require the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

(g)         Reclassifications

Certain amounts in the accompanying condensed consolidated financial statements have been reclassified to conform to the current period’s presentation.

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

	September 30,
	2005	2004
	(In thousands)

Stock options	3,082	3,400
Warrants held by certain investors (See Note 5(b))	2,334	3,000
Additional investment rights held by certain investors (See Note 5(b))	—	3,333
Warrants held by Comerica Bank (See Note 4)	353	—

4.            Revolving Line of Credit Facility

On May 27, 2005, the Company, through RadView Software Inc., the Company’s U.S. subsidiary (the “U.S. Subsidiary”), obtained a one-year revolving line of credit facility with Comerica Bank for borrowings of up to $2.0 million.  Advances under the facility will be limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million.  As of September 30, 2005, the maximum amount of advances available under the facility, based on the collateral formula, was $1.4 million, of which the Company had borrowed $1.2 million.

Borrowings under the facility bear interest at the bank’s prime rate (6.0% as of September 30, 2005) plus 1.25%.  Borrowings under the credit facility are secured by substantially all of the assets of the U.S. Subsidiary and specified assets of the Company, and guaranteed by the Company and specified subsidiaries of the Company.  The Company and the U.S. Subsidiary are required to maintain compliance with financial covenants including: (a) a minimum cash balance of $1.0 million and (b) specified net income (loss) levels based on the Company’s consolidated operating budget.  As of September 30, 2005, the Company was in compliance with these financial covenants.

In connection with the facility, the Company issued to the bank a warrant to purchase 352,941 of the Company’s ordinary shares at an exercise price of $0.17 per share.  The warrant was exercisable immediately and has a term of seven years.  The warrant also provides for piggyback registration rights.  The total consideration of $1.3 million was allocated based on the relative fair values of the revolving line of credit and the warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants.  At the grant date, the fair value of the warrants was determined to be $52,000 using the Black-Scholes option-pricing model assuming a risk free interest of 3.9%, a volatility factor of 120%, dividend yield of 0% and contractual life of seven years.

The Company also incurred financing costs consisting of bank fees and legal costs totaling $70,000, which have been accounted for as deferred financing costs and are included in prepaid expenses and other current assets.  These deferred financing costs are also being charged to interest expense over the one-year term of the facility.  Interest expense resulting from the amortization of both the warrant discount and deferred financing costs totaled $32,000 and $42,000 for the three and nine months ended September 30, 2005, respectively.

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

In accordance with the Purchase Agreement, the Company was required to register for resale on Form S-3 (the “Registration Statement”) the ordinary shares issued in the Private Placement and the ordinary shares issuable upon exercise of the Additional Investment Rights and Warrants.  The Registration Statement was declared effective on June 17, 2004.   The Company must maintain the effectiveness of the Registration Statement through June 17, 2006.

(b)  Warrants and Additional Investment Rights

In connection with the Private Placement, the Company issued to the Purchasers Additional Investment Rights to purchase 3,333,331 ordinary shares at an exercise price of $0.810 per share, exercisable from March 11, 2004 until June 17, 2005.  None of the Additional Investment Rights were exercised before their expiration in June 2005 and are no longer outstanding as of September 30, 2005.

The Company also issued to the Purchasers four series of Warrants as follows:

Series	Term	Exercise Price	Number of Shares

Series A warrants	Four and a half years	$0.98	1,000,000
Series B warrants	Two years	$0.86	666,668
Series C warrants	Four and a half years	$0.98	666,664
Series D warrants	Two years	$0.86	666,664
			2,999,996

The Warrants were initially exercisable for the number of shares indicated above, subject to customary anti-dilution adjustments and, with respect to the Series C and D warrants, subject to the conditions indicated below.  The Series A and Series B warrants became exercisable beginning September 11, 2004 for a term as noted in the table above.  One half of the Series C and Series D warrants became exercisable on September 20, 2004, the date the Company’s ordinary shares were delisted from the Nasdaq SmallCap Market.   Because the Additional Investment Rights were not exercised before the delisting event, the other one-half of the Series C and Series D warrants are not exercisable. As a result, warrants to purchase 2,333,332 shares remain exercisable.

In May 2005, the Company issued a warrant to a bank (see Note 4) at an exercise price below the then current exercise price of the Warrants, resulting in an adjustment to the exercise price in accordance with the anti-dilution provisions of the Warrants.  The table above reflects the adjusted exercise price for the Warrants immediately following the issuance of the bank warrant.

The Company may require the Purchasers to exercise their right to purchase ordinary shares pursuant to the Warrants if the closing price of the ordinary shares on an eligible market exceeds the respective exercise prices of any series of the Warrants by at least 100% for twenty consecutive trading days on which the average daily trading volume of the ordinary shares is at least 250,000 Ordinary Shares, excluding blocks of 25,000 or more ordinary shares.

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

The Company was obligated to provide product updates and technical and engineering support to Ixia until July 2005.  The Company recognized the $1,000,000 technology license fee as revenue over the 12-month period commencing July 7, 2004, over the term the Company was obligated to provide support services to Ixia.  The Company recognized as revenue the $250,000 payment in lieu of royalties on a straight-line basis over the remaining term from November 2004 until June 2005.

The Company recognized revenue under this technology license transaction of $250,000 for the nine months ended September 30, 2004 and $725,000 for the same period in 2005 that has been classified as software licenses revenues in the condensed consolidated statements of operations.

7.  Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of the end-user customer as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)

United States	$891	$1,016	$3,158	$2,434
Europe	198	224	742	538
Israel	88	39	169	174
Other	70	7	325	188
Total revenues	$1,247	$1,286	$4,394	$3,334

MANAGEMENT’S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements in this Quarterly Report on Form 10-Q concerning RadView’s business outlook or future performance; anticipated revenues, expenses or other financial items; product introductions and plans and objectives related thereto; and statements concerning assumptions made or expectations as to any future events, conditions, performance or other matters, are “forward-looking statements” as that term is defined under U. S. federal securities laws. Forward-looking statements are subject to various risks, uncertainties and other factors that could cause actual results to differ materially from those stated in such statements. These risks, uncertainties and factors include, but are not limited to: our history of losses; need for additional financing; market acceptance of our products; our ability to develop new products and enhance existing products; impact of significant competition; and other factors detailed in RadView’s filings with the Securities and Exchange Commission, including this Quarterly Report on Form 10-Q.

Overview

We develop, market and support software that enables companies to assure the scalability, performance, efficiency and reliability of web applications.  In May 2004, we introduced the TestView suite of products, which provides a comprehensive test management solution for test automation and reporting for web applications.  The TestView suite efficiently integrates test management and automation with the functionality of our existing stand-alone products to include functional testing, load testing, and root-cause analysis.  In May 2005 and September 2005, we introduced new versions of our WebLOAD Analyzer product to provide root-cause analysis solutions for the Windows/.NET environment and J2EE environment.

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

License revenues from technology license transactions recognized in the last six months of 2004 and the first six months of 2005 were a major contributing factor to the Company’s increase in revenues for the nine-month period ended September 30, 2005.  However, since the conclusion of a significant technology license revenue transaction in June 2005, the Company has been unable to complete additional comparable technology license transactions with other partners.  As a result of anticipated lower revenues in the second half of 2005, the Company implemented a series of measures in July 2005 to lower operating expenses. These measures contributed significantly to a reduction of quarterly operating expenses of $467,000 from the second to the third quarter of 2005.

We are currently evaluating our alternatives for the sale of our business and are currently engaged in discussions with prospective purchasers.  We are attempting to enter into a definitive acquisition agreement before the end of December 2005.  Any transaction will be subject to the negotiation and execution of a definitive acquisition agreement satisfactory to both parties and also would likely be subject to approval by our shareholders and will be subject to Israeli Companies Law, as applicable.  In addition, we expect that any potential acquisition agreement will provide for interim financing to us to support our operations until the closing of the proposed acquisition.  There can be no assurance, however, that we will be able to reach agreement with any prospective purchaser.

Our cash balance was $1.2 million as of September 30, 2005 compared to $2.2 million as of December 31, 2004.  In May 2005, we obtained from a bank a one-year revolving line of credit facility, under which advances are limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivable plus $1.0 million.  As of September 30, 2005, availability under this facility was $1.4 million and outstanding borrowings under this facility were $1.2 million.

We believe, assuming receipt of interim financing from a potential acquirer combined with projected revenues and expenses, and further assuming continued compliance with the financial covenants of the revolving line of credit, that existing cash and cash equivalents, along with the interim financing and borrowings under the revolving line of credit facility, will be adequate to fund operations through the completion of an acquisition.  If an acquisition agreement providing for interim financing is not executed in a timely manner, if an acquisition of our business is not consummated, and/or if we are unable to maintain compliance with the financial covenants contained in the revolving credit agreement, then we will require additional financing to repay the outstanding borrowings under the revolving line of credit and to operate our business.  If additional financing is required, we would likely not be able to complete financing on acceptable terms or at all, in which case we would likely not be able to continue our operations as a going concern.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Software licenses	47.9%	54.7%	58.3%	50.2%
Services	52.1	45.3	41.7	49.8
Total revenues	100.0	100.0	100.0	100.0

Cost of Sales:
Software licenses	4.0	1.2	2.8	1.9
Services	8.7	6.5	4.9	7.2
Total cost of sales	12.7	7.7	7.7	9.1

Gross Profit	87.3	92.3	92.3	90.9

Operating Expenses:
Sales and marketing	57.7	69.9	61.0	79.4
Research and development	37.3	48.0	41.7	57.6
General and administrative	37.9	34.4	32.2	40.9
Total operating expenses	132.9	152.3	134.9	177.9

Operating loss	(45.5)	(60.0)	(42.6)	(87.0)

Interest income (expense), net	(5.4)	0.5	(1.6)	0.4
Other expense, net	0.0	(0.2)	(0.1)	(0.8)

Net loss	(50.9)%	(59.7)%	(44.3)%	(87.4)%

Three and Nine Months Ended September 30, 2005 and 2004

Revenues

Total Revenues.  Total revenues were $1.2 million for the three months ended September 30, 2005 and $1.3 million for the same period in 2004. This decrease was due to a decline in software licenses revenues partially offset by an increase in services revenues.  Total revenues were $4.4 million for the nine months ended September 30, 2005 and $3.3 million for the same period in 2004, which represents an increase of $1.1 million, or 31.8%, primarily due to the technology license transaction with Ixia, as well as increases in other software licenses and services revenues.

Software Licenses.  Software license revenues consist primarily of revenues from the sale of licenses to our end-user customers and revenues from the sale of a technology license.  Software license revenues were $597,000 for the three months ended September 30, 2005 and $703,000 for the same period in 2004, which represents a decrease of $106,000, or 15.1%.  We recognized $250,000 of revenues in the three-month period in 2004 from the technology license with Ixia. We had no comparable revenue from this license in the three-month period in 2005. This decrease in software license revenues was partially offset by increased sales volume in the U.S. primarily due to recent product introductions, including TestView and new versions of WebLOAD Analyzer.  Software license revenues were $2.6 million for the nine months ended September 30, 2005 and $1.7 million for the same period in 2004, which represents an increase of $890,000, or 53.2%.  This increase resulted primarily from $475,000 of incremental revenue recognized in the nine-month period in 2005 from the technology license with Ixia compared to the same period in 2004 and from an increase in software licenses sold to customers attributable to increased sales volume associated with product introductions.

Services.  Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services.  Services revenues were $650,000 for the three months ended September 30, 2005 compared to $583,000 for the same period in 2004, which represents an increase of $67,000, or 11%.  Service revenues were $1.8 million for the nine months ended September 30, 2005 compared to $1.7 million for the same period in 2004, which resulted in an increase of $170,000, or 10%.  These increases resulted primarily from the completion of a nonrecurring consulting services contract in 2005 and increase maintenance services revenue derived from new customers and renewal orders.

Cost of Revenues

Cost of Software Licenses.  Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses was $50,000, or 8.4% of software license revenues, for the three months ended September 30, 2005 compared to $15,000, or 2.1% of software license revenues, for the same period in 2004.  Cost of software licenses was $121,000, or 4.7% of software license revenues, for the nine months ended September 30, 2005 compared to $64,000, or 3.8% of software license revenue, for the same period in 2004.  The cost of revenues increased due to an increase in third-party royalties pursuant associated with a recently introduced new version of our WebLOAD Analyzer product.

Cost of Services.  Cost of services consists principally of personnel-related costs associated with customer support and training.  Cost of services was $108,000, or 16.6% of services revenues, for the three months ended September 30, 2005 compared to $84,000, or 14.4% of services revenues, for the same period in 2004. The increase was due to nonrecurring consulting costs arising from a completed consulting contract.  Cost of services was $217,000, or 11.9% of services revenues, for the nine months ended September 30, 2005 compared to $241,000, or 14.5% of services revenues, for the same period in 2004. The decrease was due to lower personnel costs for support and maintenance services resulting from staff reallocations made in late 2004.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as trade shows, advertising and product promotion.  Sales and marketing expenses were $720,000, or 57.7% of total revenues, for the three months ended September 30, 2005 compared to $899,000, or 69.9% of total revenues, for the same period in 2004.  Sales and marketing expenses were $2.7 million, or 61.0% of total revenues, for the nine months ended September 30, 2005 compared to  $2.6 million, or 79.4% of total revenues, for the same period in 2004.  These decreases resulted primarily as a result of cost reductions in July 2005 achieved through reductions in personnel and salary-related costs and reduced marketing program spending.  We expect sales and marketing expenses to remain at the same level as the third quarter of 2005 throughout the remainder of 2005.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products.  Research and development expenses were  $465,000, or 37.3% of total revenues, for the three months ended September 30, 2005 compared to $617,000, or 48.0% of total revenues, for the same period in 2004.  Research and development expenses were $1.8 million, or 41.7% of total revenues, for the nine months ended September 30, 2005 compared to $1.9 million, or 57.6% of total revenues, for the same period in 2004.  These decreases resulted primarily as a result of cost reductions in July 2005 achieved through reductions in personnel and salary-related costs.  We expect research and development expenses to remain at the same level as the third quarter of 2005 throughout the remainder of 2005.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses were $472,000, or 37.9% of total revenues, for the three months ended September 30, 2005 compared to $442,000, or 34.4% of total revenues, for the same period in 2004.  This increase resulted from increased professional fees, partially offset by reduced salary related costs.  General and administrative expenses were $1.4 million, or 32.2% of total revenues, for the nine months ended September 30, 2005 compared to $1.4 million, or 40.9% of total revenues, for the same period in 2004.

Interest Income (Expense), Net.  Interest income (expense), net consists principally of interest expenses and amortization of warrant discount and deferred financing costs arising from outstanding borrowings under the revolving line of credit facility, offset by interest earned on cash investments.  Interest expense, net was $67,000 for the three months ended September 30, 2005 compared to interest income, net of $6,000 for the same period in 2004.  Interest expense, net was $72,000 for the nine months ended September 30, 2005 compared to interest income, net of $12,000 for the same period in 2004.  The change in interest income (expense), net, resulted from increased interest expenses arising from borrowings under our revolving line of credit facility and amortization of warrant discount and deferred financing costs, partially offset by interest income from the lower invested cash balances in 2005 as compared to 2004.

Other Expense, Net.  Other expense, net consists principally of currency translation gains and losses.  There was no other expense, net for the three months ended September 30, 2005 and there was other expense, net of $3,000 for the same period in 2004.  Other expense, net was $3,000 for the nine months ended September 30, 2005 compared to $24,000 for the same period in 2004.  The change in other expense, net was due to exchange rate fluctuations.

Income Taxes.  We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $21.8 million through September 30, 2005 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income.  We expect that during the period these losses are utilized, our income would be substantially tax exempt.  Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our consolidated financial statements.

Our U.S. subsidiary has estimated net operating loss carryforwards for U.S. federal and state tax purposes totaling approximately $31.6 million through September 30, 2005.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2025.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $1.2 million as of September 30, 2005 and $2.2 million as of December 31, 2004.

Cash used in operating activities was $2.3 million for the nine months ended September 30, 2005 and $1.8 million for the same period in 2004.  Cash used in operating activities for the nine months ended September 30, 2005 was due primarily to a net loss of $1.9 million combined with an increase of $242,000 in accounts receivable, a decrease of $440,000 in deferred revenues, and a decrease of $159,000 in accrued severance, partially offset by an increase of $124,000 in accounts payable and accrued expenses.  Accounts receivable increased as a result of increased software license order bookings.  Deferred revenues decreased as a result of the completion in June 2005 of recognition of previously deferred revenues from a technology license transaction, partially offset by increased deferred maintenance service contracts from new customers and renewal orders.  Accrued severance decreased as a result of payments to terminated employees in 2005 in accordance with Israel employment practices.  Accounts payable and accrued expenses increased as a result of increased compensation related accruals and professional fees.

Cash provided by investing activities was $128,000 for the nine months ended September 30, 2005 and $28,000 for the same period in 2004.  Cash provided by investing activities in 2005 resulted from a decrease of $207,000 in other assets, partially offset by the purchase of $79,000 in property and equipment.   Other assets decreased as a result of the release of severance fund deposits to certain terminated employees in accordance with Israel employment practices and reduction in long-term deposits upon expiration of certain office leases.

Cash provided by financing activities was $1.2 million for the nine months ended September 30, 2005 and $1.8 million for the same period in 2004.  The cash provided by financing activities in 2005 consisted of borrowings under a revolving line of credit facility entered into in May 2005.

On May 27, 2005, we obtained a one-year revolving line of credit facility with Comerica Bank for borrowings of up to $2.0 million.  Advances under the facility will be limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million.  Borrowings under the facility will bear interest at the bank’s prime rate plus 1.25%.  We are required to maintain compliance with financial covenants including: (a) a minimum cash balance of $1.0 million and (b) specified net loss levels based on our consolidated operating budget.  As of September 30, 2005, we were in compliance with these financial covenants.  Borrowings under the credit facility are secured by substantially all of the assets of the U.S. Subsidiary and specified assets of ours, and guaranteed by us and specified subsidiaries of ours.  As of September 30, 2005, the maximum amount of advances available under the facility, based on the collateral formula, was $1.4 million, of which we had borrowed $1.2 million.

We are currently evaluating our alternatives for the sale of our business and are currently engaged in discussions with prospective purchasers.  Any transaction will be subject to the negotiation and execution of a definitive acquisition agreement satisfactory to both parties and also would likely be subject to approval by our shareholders and will be subject to the Israeli Companies Law, as applicable.  In addition, we expect that any potential acquisition agreement will provide for interim financing to us to support our operations until the closing of the proposed acquisition.  There can be no assurance, however, that we will be able to reach agreement with any prospective purchaser.

As of September 30, 2005, we had a cash balance of$1.2 million as of September 30, 2005 and $1.2 million in borrowings outstanding under the revolving line of credit facility compared to a cash balance of $2.2 million and no borrowings as of December 31, 2004.  We believe, assuming receipt of interim financing from a potential acquirer combined with projected revenues and expenses, and further assuming continued compliance with the financial covenants of the revolving line of credit, that existing cash and cash equivalents, along with the interim financing and borrowings under the revolving line of credit facility, will be adequate to fund operations through the completion of an acquisition.  If an acquisition agreement providing for interim financing is not executed in a timely manner, if an acquisition of our business is not consummated, and/or if we are unable to maintain compliance with the financial covenants contained in the revolving credit agreement, then we will require additional financing to repay the outstanding borrowings under the revolving line of credit and to operate our business.  If additional financing is required, we would likely not be able to complete financing on acceptable terms or at all, in which case we would likely not be able to continue our  operation as a going concern.

Contractual Obligations

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2009.  As of September 30, 2005, our contractual obligations were as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)

Operating leases	$431	$166	$227	$38	$—
Severance pay (1)	554	—	—	—	554
Total	$985	$166	$227	$38	$554

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors during the third quarter of 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

PART II - OTHER INFORMATION

Item 6.  Exhibits

Exhibit Index

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

RADVIEW SOFTWARE LTD.

Date: November 18, 2005	/s/ CHRISTOPHER DINEEN
Christopher Dineen
Chief Financial Officer