Form 10-K
period 2005-12-31
RADVIEW SOFTWARE LTD
filed 2006-04-14
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2005

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

Ordinary Shares, NIS 0.01 par value

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act). (Check one):

Large accelerated filer ☐   Accelerated filer ☐   Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

Aggregate market value, based upon the closing sale price of the shares as reported by the Nasdaq SmallCap Market, of voting shares held by non-affiliates at June 30, 2005: $2,710,930 (excludes shares held by executive officers, directors, and beneficial owners of more than 10% of the registrant’s Ordinary Shares). Exclusion of shares held by any person should not be construed to indicate that such person possesses the power, direct or indirect, to direct or cause the direction of management or policies of the registrant, or that such person is controlled by or under common control with the registrant.

As of March 31, 2006, there were 20,525,682 shares of the registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

i

Documents Incorporated by Reference

Portions of the Registrant’s definitive proxy statement, which will be filed with the Securities and Exchange Commission pursuant to Regulation 14A not later than 120 days after the end of our fiscal year, for our Annual Meeting of Shareholders, to be held on or about June 5, 2006, are incorporated by reference into Part III of this Annual Report on Form 10-K.

PART I

This Annual Report on Form 10-K contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believes,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in Item 1A. Risk Factors. Our business may have changed since the date hereof, and we undertake no obligation to update the forward-looking statements in this Annual Report of Form 10-K.

Item 1.                        BUSINESS

Unless the context otherwise requires, “RadView,” “us,” “we” and “our” refer to RadView Software Ltd. and its subsidiaries.

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

Over 1,600 customers worldwide have purchased our products, such as Audi, Bank of America, Best Western, British Telecom, Cabela’s, Canadian Broadcasting Corporation, Federal Express, Fidelity Investments, London Stock Exchange, Microsoft, Mitsubishi, Philip Morris, Sun Microsystems and The Vanguard Group.

Recent Developments

In our report on Form 10-Q for the quarter ended September 30, 2005, we had previously disclosed that we were evaluating our alternatives for the potential sale of our business with the assistance of investment bankers and that we were engaged in negotiations with prospective purchasers. Our negotiations with a prospective purchaser concluded unsuccessfully in late November 2005 when the prospective purchaser was unable to secure sufficient financing to acquire us. As a result, we resumed discussions with other prospective purchasers while also pursuing alternative sources of financing necessary to continue our operations.

In January 2006, we entered into a term sheet for a proposed financing lead by Fortissimo Capital Fund GP LP, and a group of co-investors that would include one of our directors and two existing shareholders. In January 2006, we also signed a bridge loan financing agreement with the investors for interim financing of up to $500,000. On April 4, 2006, we executed definitive agreements with the investors for an initial investment of $1.5 million consisting of $750,000 from the purchase of 25,000,000 convertible preferred shares, or Preferred Shares, at a purchase price of $0.03 per share, and $750,000 as a convertible loan, of which $500,000 has been or would be provided under the bridge loan. The investors would also have the right to purchase up to an additional $2.25 million of Preferred Shares at a price of $0.03 per share, for up to a total of 75,000,000 additional Preferred Shares, within 18 months after the closing of the initial investment. The Preferred Shares would be convertible, at the election of the holder, into our ordinary shares on a one-for-one basis. In addition to voting rights similar to our ordinary shares, Preferred Shares would also be entitled to nominate a majority of the members of our board of directors and would have voting control over significant corporate actions. Preferred Shares would also have a preference in liquidation over our ordinary shares. The investors would also receive warrants to purchase 18,750,000 Preferred Shares with respect to the initial investment and up to a total of 56,250,000 additional Preferred Shares with respect to the additional investment, each at an exercise price of $0.04 per share exercisable for a period of five years from date of issuance.

The maximum number of ordinary shares potentially owned by the investors as a result of the proposed financing would be 200,000,000 ordinary shares, assuming the purchase of all available Preferred Shares in the initial and additional investments, exercise of all available warrants to purchase Preferred Shares and conversion of all convertible debt into Preferred Shares under the proposed financing, and further assuming the subsequent conversion of all such Preferred Shares into ordinary shares.

The completion of the proposed financing remains subject to the approval by a majority of our shareholders. See the section titled “Risks Related to Our Financing Transaction” in Item 1A. Risk Factors and also Note 1(b) in the notes to the consolidated financial statements for further information.

2005 Business Highlights

In May 2005, we entered into a one-year revolving line of credit facility with Comerica Bank for borrowings of up to $2.0 million. Advances under the facility were limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivable plus $1.0 million. In December 2005, our borrowings under the credit facility exceeded the collateral base and, as a result, we triggered an event of default. We agreed upon a repayment plan with Comerica Bank to repay the outstanding borrowings under the facility in installments through January 2006. As of December 31, 2005, we had an outstanding balance under the facility of $70,000. In January 2006, all borrowings under the credit facility were fully repaid and the credit facility was terminated.

In May 2005, we announced the launch of a new version of our root-cause analysis product, WebLOAD Analyzer, for .NET and Microsoft web applications. In September 2005, we followed up with the launch of a version of WebLOAD Analyzer for J2EE web applications. Both of these new versions of WebLOAD Analyzer are licensed to us under an original equipment manufacturing, or OEM, agreement with a third party software provider.

In December 2005, we entered into a license and distribution agreement with OPNET Technologies, Inc, or OPNET, under which OPNET received a non-exclusive license to use the source code for our TestView suite of products, including restricted rights of distribution on a royalty-free basis, for a transaction fee of $572,000, payable in varying installment amounts through January 2006. Under the agreement, we are obligated to provide OPNET with eight weeks of engineering and training services. In January 2006, OPNET exercised a right to extend the engineering services through March 2006 for an additional fee of $96,000.

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

An integral element of software technology used in today’s distributed computing environments is the web application.

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

Importance of Web Application Integrity and Performance

As companies move various aspects of their businesses to corporate intranets, extranets and the Internet, they are placing greater reliance on their web applications. At the same time, web applications continue to become more complex, which produces a higher risk of failure. If a company’s web applications operate erroneously, perform poorly, or fail entirely, the resulting financial and business costs can be substantial, including lost revenues, customer defections, business interruptions and damage to a company’s reputation. In order to successfully compete, companies must rapidly deploy web applications of high quality and robust performance.

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

•       Efficiency: must operate rapidly and efficiently without deteriorating response time or processing bottlenecks; and

•       Reliability: must consistently function as intended over prolonged periods when deployed and integrated into a company’s existing and evolving systems.

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

Increase Revenues and Control Costs to Achieve Profitability

Our net loss was $5.1 million in 2003, $3.8 million in 2004 and $2.5 million in 2005. The decrease in the net loss in 2004 resulted primarily from reduced operating costs, partially offset by a decline in our revenues in 2004. The decrease in net loss in 2005 resulted from an increase in total revenues and further reductions in our operating costs. We have lowered our operating costs in each of the past five years to more closely align costs with our expected revenues. We are focused on increasing our revenues while continuing to control costs in order to further reduce our net loss with the objective to ultimately achieve profitability and positive cash flow in the future.

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

In 2005, we introduced new versions of our root-cause analysis solution, called WebLOAD Analyzer, through a licensing arrangement with a different third party technology partner.

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

We further believe that certain proprietary technologies used in our products may have alternative uses for other companies in their respective markets. In February 2003, we formed a strategic relationship with Ixia for the use of our WebLOAD product on their hardware platform to create a network application verification solution. As a result of this relationship, we generated revenues from royalties earned in 2003 and 2004 and eventually from the sale of a source code license in 2004 that provided us with technology license revenues in 2004 and 2005. In December 2005, OPNET Technologies purchased a license to use the source code for our TestView suite of products. The revenues from the technology license and related professional services under this arrangement are being recognized in 2005 and 2006. We plan to continue to develop similar technology relationships with other companies where our products and technologies may be beneficial.

Leverage Our Installed Customer Base

To date, we have licensed our software to over 1,600 companies worldwide. Approximately 50% of our product orders are received from existing customers. These orders are typically the result of upgrades or expansions to their previously purchased licenses. For example, upon payment of additional license fees, an existing customer of our load-testing product may increase either or both the maximum number of allowable simulated users that can be generated from within the product and the number of end-users allowed to operate the product. In addition, as we introduce new products that complement our existing products, we believe there is an opportunity to increase our revenues through our installed customer base, in addition to sales to new customers.

Provide Solutions that Contribute to a Low Total Cost of Ownership

Companies purchase testing solutions based on several criteria, including the total cost of ownership. Factors that contribute to the total cost of ownership for testing solutions include, among others, the costs of testing software, hardware used to simulate user load traffic, training, and designing, writing and maintaining test scripts. We believe our software contributes to a low total cost of ownership in many ways, including:

•       We offer competitive prices and flexible licensing options for our software solutions, minimizing up-front license costs;

•       Our software efficiently simulates user load traffic which reduces the cost of hardware required to perform tests;

•       Our open-standards scripting language reduces the learning requirements for users and simplifies test script generation and reduces script maintenance; and

•       Our software runs on a variety of platforms allowing users to leverage the infrastructure they already own or have access to.

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

•       WebFT:  software that offers accurate, reliable and highly efficient functional testing under real-world conditions across multiple applications and databases, isolating defects and problems that could impact web application performance; and

•       WebLOAD Analyzer: a software solution for detecting and resolving web application performance problems. Its unique ability of gathering and integrating data from multiple levels of application tiers provides users with the ability to determine the root cause of performance issues and resolve these issues faster.

Together, our products provide a comprehensive solution that enables users to verify their application’s integrity, scalability, efficiency and reliability at each point in the application development cycle. Our suite of products combines all aspects of the web application performance verification process into an integrated solution using a unified test script. Our products are designed specifically for web-based applications, and employ Internet-standard technologies. Using a standards-based approach makes our products easier to use and readily adaptable to new technology standards.

Key features of our software include:

Comprehensive Performance Software.   Our software provides an integrated solution to simultaneously verify the integrity, scalability, efficiency and reliability of web applications. In addition, our software can assess a web application’s overall performance, the performance of an application’s specific components and determine critical thresholds where performance starts to deteriorate.

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

Efficient Use of Resources.   We design our products to run on a variety of platforms and make efficient use of a company’s available computer resources, thereby reducing the hardware requirements and investments needed to simulate heavy user traffic. In addition, our software allows users to share company resources on an as-needed basis.

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

WebLOAD

Using WebLOAD, customers create test scripts that simulate users’ interactions with web applications. These scripts are written in JavaScript, the web standard for application scripting. WebLOAD includes recorders that enable customers to rapidly generate scripts by copying interactions between a web browser and a web application. WebLOAD also enables more advanced users to create highly complex interactions using JavaScript and WebLOAD’s script authoring tools.

WebLOAD can simultaneously run multiple scripts that reflect different user interactions with the underlying application. These differences may be task based. For example, a retail application might mix site visitors that browse with purchasers, or based on other user characteristics such as their connection speed, the browser they are using, or their Secure Socket Layer, or SSL, which is an encryption configuration.

WebLOAD executes scripts for multiple simulated users, or virtual clients, on load generation machines, such as existing servers, that are centrally managed by the customer. The customer can schedule these virtual clients independently to simulate fluctuating user traffic patterns. Alternatively, a customer can use WebLOAD’s patented Cruise Control feature, which steadily increases the number of virtual clients interacting with an application until that application fails to perform based on one or more customer-defined performance criteria. Cruise Control allows our customers to readily and rapidly determine the maximum user load their application can support while maintaining specified performance criteria.

WebLOAD efficiently generates large numbers of virtual clients requiring significantly less computer memory than competing products with comparable functionality. This benefits companies by significantly reducing the cost of hardware required to simulate large numbers of users.

While a performance session is running, WebLOAD generates over 75 different pre-defined statistical measurements, which are displayed to the user in real time. Our customers can also add an extensive number of user-defined measurements and timers, as well as monitor the performance profile of the components within a customer’s Internet architecture. WebLOAD reports these data points on a per client and per transaction level, thus providing detailed information about the potential causes of any detected application failures during the simulation and allowing customers to rapidly and effectively address any performance issues. Customers can analyze this performance data and readily export it to industry-standard, third party formats, such as Microsoft Excel.

WebRM

WebRM addresses the needs of companies to systematically verify web application quality and standardize their web application performance solution across the application design, development, quality assurance and information technology functions. It allows companies to share WebLOAD resources, so that a web application’s architecture, design, implementation and hardware environment can all be tested using the same technology at each step of the development life cycle. Verification performed earlier in the development process generally results in earlier problem detection, lower costs and more rapid application development. Companies using WebRM can therefore capitalize on WebLOAD’s comprehensive, integrated, standard-based approach to facilitate the rapid delivery of higher quality web applications.

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

WebLOAD Analyzer works in conjunction with our load testing solution, WebLOAD, for an integrated and comprehensive perspective on performance. Measurements from end-user transactions and load levels generated by WebLOAD are integrated and correlated with the information recorded and collected by WebLOAD Analyzer’s data recorders for a comprehensive view of performance at any layer of the distributed application system.

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

WebLOAD Analyzer was initially introduced in July 2003 with a version specific to web applications based on J2EE technology. In May 2005, we introduced a version of WebLOAD Analyzer for .NET and Microsoft web applications. In September 2005, we introduced a new version of WebLOAD Analyzer for J2EE web applications using other technology. WebLOAD Analyzer is currently based on technology licensed to us under an OEM arrangement with a third party software company. We are obligated to pay royalties to our OEM partner based on our end-user revenues derived from WebLOAD Analyzer.

Services

Services consist of support and maintenance and training services. Support and maintenance services include technical support services via telephone and e-mail and product enhancements. Support and maintenance arrangements are generally purchased for 12-month terms. Training services consist of introductory and advanced courses on the use of our software products.

Customers

To date, we have licensed our software to over 1,600 customers worldwide. Our customers include companies across a broad range of industries, including financial services, technology, retail, manufacturing, government, telecommunication, health care and education.

Our customers are located primarily in the United States, Canada, Europe, Asia Pacific, and Israel. Revenues derived from customers in the United States as a percent of total revenues were 67.2% in 2003, 73.1% in 2004 and 68.6% in 2005. We expect to continue to derive the majority of our revenues from customers in the United States.

Sales and Marketing

Sales.   We sell our products principally through a direct sales force. Our direct sales force consists of sales personnel and sales engineers located at our corporate headquarters in Burlington, Massachusetts, as well as offices throughout the United States, Israel, Germany and the United Kingdom. In addition, we have indirect channel partners, principally consisting of OEM partners, web system integrators, web hosting companies, independent software vendors and international distributors in Europe, Israel and

Asia. Revenues from our indirect distribution channels as a percentage of total revenues were 12.8% in 2003, 22.3% in 2004 and 21.5% in 2005. We expect revenues from indirect channels will decline due to the completion in 2005 of a substantial OEM license transaction and revenues from anticipated future OEM royalty and technology license fee arrangements, if any, are expected to be lower.

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

Customer Support

We offer a range of support and maintenance and training services to our customers. We believe that providing a high level of customer service and technical support is necessary to achieve rapid product implementation, which in turn, is essential to customer satisfaction and continued license sales and revenue growth. We provide telephone and e-mail technical support from our corporate office in Burlington, Massachusetts and from our development center in Israel. We track support requests through a series of customer databases, including current status reports and historical customer interaction logs. We use customer feedback as a source of ideas for product improvements and enhancements. We also provide training and consulting to assist our customers in the development and deployment of web-based applications using our products.

Research and Development

Our research and development efforts are focused on enhancing our core technology and developing additional functionality and capabilities for our products. We conduct our research and development principally from our facility in Israel. Our software development approach consists of a methodology that provides guidelines for planning, controlling and implementing projects. This approach uses a cross-functional, team-based development and release process. Our development group works closely with our sales and marketing groups, who provide customer and market requirements, and senior management who provide strategic input, to assist in defining product direction and to ensure that the right products are brought to market. Members of our research and development group have extensive experience working with web technologies and software testing solutions. We believe that our future performance will depend in large part on our ability to enhance our current product line, develop new products and provide innovative solutions for verifying the performance and scalability of web applications. Our research and development expenses were $3.0 million in 2003, $2.6 million in 2004 and $2.2 million in 2005.

Product Technology and Architecture

Our technologies are built on an open, portable architecture based on industry standard technologies. Our products may be deployed on Windows NT, Windows 2000, Windows XP, Windows 2003, Sun Solaris and Linux operating systems. Our products incorporate the Internet standard scripting language, JavaScript, enabling our customers to easily develop, deploy and manipulate the scripts required to assess the performance of their web applications. We have also extended JavaScript to enable integration of Java, ActiveX and XML and work with other standard web technologies, such as SSL encryption schemes. Integration with these standard technologies helps ensure our products are available for use regardless of the customer’s operating environment.

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

•       compatibility with the user’s existing network components and software systems.

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

We license the technology for our WebLOAD Analyzer product from third party software companies under distribution agreements. These third party software companies retain all intellectual property rights to their technology.

Employees

As of December 31, 2005, we had 41 employees worldwide, of whom 16 were employed in research and development, 14 in sales and marketing, 8 in management and administration and 3 in technical support. Of our employees, 15 are based in the United States, 23 are based in Israel and 3 are based in Europe. None of our employees is represented by a labor union and we consider our relations with employees to be good.

Although our Israeli employees are not party to any collective bargaining agreement, all of our Israeli employees are subject to Israeli labor laws and certain provisions of collective bargaining agreements among the Government of Israel, the General Federation of Labor in Israel and one or more employer’s associations. These provisions and laws concern the length of the workday, minimum daily wages for workers, procedures for dismissing employees, determination of severance pay, adjustments of wages to increases in the Israeli consumer price index, and other conditions of employment.

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

We maintain a corporate investor relations website at www.radview.com where shareholders and other interested persons may review, among other things, our corporate governance materials and certain SEC filings. We have made all reports and amendments to reports available on our website free of charge. We also make available, free of charge, copies of our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after filing such material electronically or otherwise furnishing it to the SEC. We do not intend for information contained in our website to be part of this Annual Report on Form 10-K. In addition, we have posted to our website the latest versions of our corporate governance guidelines, our Audit Committee and Compensation Committee charter, as well as our code of business conduct, which includes our code of ethics for senior financial officers. We will provide each of these documents in print, without charge, upon written request to RadView Software, Inc., 7 New England Executive Park, Burlington, MA 01803, attn: Investor Relations.

Item 1A.                RISK FACTORS

In addition to risks and uncertainties in the ordinary course of business that are common to all businesses, important factors that are specific to our industry and our company could materially impact our future performance and results. We have provided below a list of these risk factors that should be reviewed in connection with our securities. These are not all the risks we face and other factors currently considered immaterial or unknown to us may impact our future operations.

Risks Relating Our Financing Transaction

We will need additional capital to finance our operations.

We need to raise additional capital to finance our operations unless we are able to generate cash from operations. To date we have been unable to generate cash from operations. Cash used in operating activities was $4.6 million in 2003, $2.7 million in 2004, and $2.2 million in 2005.

We obtained a bridge loan that provides for borrowings of up to $500,000, of which $280,000 has been borrowed as of April 5, 2006. We have entered into definitive agreements in connection with an initial investment of $1.5 million, including amounts borrowed under the bridge loan, with the investors having the right to invest an additional $2.25 million over the 18 month period after the closing. The completion of this financing remains subject to approval by a majority of our shareholders. Our management believes that approval by a majority of our shareholders can be reasonably expected based on representations from several of our significant shareholders, representing 39.3% of our outstanding ordinary shares, that they intend to vote in favor of the financing. However, there can be no complete assurance that a majority of our shareholders will approve this financing or that the financing will close.

Failure to close this financing would materially adversely affect our ability to conduct our business. Even if this financing were to close, there is no assurance as to the amounts that the investors will elect to invest beyond the initial investment.

The financing may have an adverse effect on the market price of our ordinary shares.

Under the terms of the financing, our ordinary shares may be issued as a result of the conversion of convertible securities or the exercise of warrants. All of these ordinary shares would be sold at prices that are substantially below the market price of our ordinary shares on March 31, 2006 and substantially below the historical market prices of our ordinary shares. As a result, the market price of our ordinary shares may decline.

There will be substantial dilution to our existing shareholders as a result of the financing.

At the initial closing of the financing, we would issue a minimum of 25,000,000 Preferred Shares, convertible debt that would be convertible into 25,000,000 Preferred Shares, and warrants to purchase 18,750,000 Preferred Shares. As a result, upon the closing of the financing, the investors would have the ability to acquire up to 68,750,000 of our ordinary shares as a result of the conversion of the Preferred Shares and convertible debt and exercise of the warrants.

If the investors invest the maximum amount under the proposed financing, then the investors would hold 100,000,000 Preferred Shares, convertible debt that would be convertible into 25,000,000 Preferred Shares, and warrants to purchase 75,000,000 Preferred Shares. As a result, the investors would have the ability to acquire up to 200,000,000 of our ordinary shares as a result of the conversion of the Preferred Shares and convertible debt and exercise of the warrants.

Our shareholders will suffer substantial dilution as a result of this financing. Based on the number of our ordinary shares outstanding as of December 31, 2005, and not taking into account any outstanding options or warrants to other investors, upon the closing of the initial investment of the financing our existing shareholders will own 45.2% of our outstanding capital shares and 23.1% of those shares on a fully diluted basis. If the investors were to make the maximum investment under this financing, on a similar basis, our existing shareholders would own 17.0% of our outstanding capital shares and 9.3% of those shares on a fully diluted basis.

There may be an adverse effect on the market price of our shares as a result of shares being available for sale in the future.

In connection with previous capital raising activities, including our private placement in March 2004 and revolving line of credit facility in 2005, we have outstanding several series of warrants to purchase our ordinary shares at various exercise prices. In connection with the financing, we would issue a substantial number of Preferred Shares and warrants to purchase Preferred Shares, as well as convertible debt that is convertible into Preferred Shares. Under the terms of the financing, the holders of these securities and the holders of certain other securities outstanding prior to the financing would be able to require us to register the ordinary shares underlying these securities for resale to the public.

If our current or future shareholders sell substantial amounts of our ordinary shares, including shares issued upon the conversion of Preferred Shares or convertible debt, or upon the exercise of outstanding options and warrants, then the market price of our ordinary shares may decline. These sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and place that we deem appropriate.

Fortissimo and the other investors in the financing would have control over most matters submitted to a vote of the shareholders, thereby limiting the power of other shareholders to influence corporate action.

As of March 31, 2005, our principal shareholders, executive officers, and directors owned 49.5% of our outstanding ordinary shares. As a result, these shareholders may have the power to substantially influence the outcome of most matters submitted to a vote of shareholders, including approval of the financing transaction, the election of members of our board and the approval of significant corporate transactions. This concentration of ownership may also have the effect of making it more difficult to obtain approval for a change in control of us.

In connection with the financing, Fortissimo’s portion of the investment would be 75% of the total investment and three existing shareholders, one of whom is one of our directors, would collectively account for the remaining 25%. Upon closing of the initial investment of the financing, Fortissimo would be expected to hold 41.2% of the outstanding voting shares and 57.8% of the voting shares on a fully-diluted basis. In addition, Fortissimo will also be entitled to nominate a majority of the members of our board of directors to be designated as preferred directors. These preferred directors will be granted approval authority over significant corporate actions and transactions.

As a result, upon closing of the initial investment of the financing, Fortissimo will have substantial control over both the voting shares and our board of directors, which may significantly limit the power of all other shareholders and our existing directors to influence corporate actions.

Additionally, Fortissimo may exercise its control over our business that may have a direct or indirect effect on other aspects of our operations, such as our business strategy, management structure, and personnel. There can be no assurance that any changes resulting from the influence of Fortissimo will not materially adversely affect our business.

There would be an adverse effect on the privileges and rights of our ordinary shareholders as a result of changes in our capital structure and Articles of Association as a result of the financing.

Our Articles of Association currently provide for the issuance of only one a class of shares designated as ordinary shares.

In connection with the financing, our Articles of Association would be amended to allow for the creation of Preferred Shares and establishment of their rights and preferences, which include the following:

•       Preferred Shares would vote on an as-converted basis with ordinary shares on all matters presented at a general meeting of shareholders;

•       Preferred Shares would be entitled to nominate a majority of the members of the board of directors, including the chairman;

•       Preferred Shares would have a priority preference in the event of the declaration of any dividends or upon liquidation; and

•       Preferred Shares would have protective rights over significant corporate actions, such as approval over merger and acquisitions, voluntary liquidation or dissolution, declaration of dividends, amendments to articles of association, sale or transfer of assets, and issuance of securities with equal or superior rights.

As a result, the rights granted to holders of our Preferred Shares may have an adverse effect on the rights and preferences of our ordinary shareholders.

Our ability to actively seek out other forms of financing or pursue strategic alternatives is significantly restricted under the terms of the financing.

Since the execution of the term sheet for the financing signed on January 12, 2006, we have been prohibited from actively soliciting or participating in discussions with other parties that may be interested in investing in or acquiring all or a portion of our business. Under the terms of the financing, we would remain subject to this limitation until the conclusion of the meeting of our shareholders to be convened to approve the financing. Upon closing of the financing, similar limitations would exist as a result of the protective rights granted to holders of Preferred Shares.

In addition, under the terms of the financing, we would be required to pay a break-up fee of $500,000 if we were to conduct discussions with another party that resulted in the completion of an alternate transaction within twelve months of the termination or unsuccessful completion of the financing.

We are restricted in our ability to seek other financing or pursue other strategic alternatives. As a result, in the event that the Proposed Financing is not approved by a majority of our shareholders or does not close, our ability to continue operations will be materially adversely affected.

We will incur additional costs in connection with the financing.

We will incur costs and expenses arising directly from the financing such as interest expense and amortization of deferred financing charges and warrants. We incurred legal and accounting expenses in connection with the negotiation and execution of the financing agreements and will incur additional expenses to prepare the proxy materials for the shareholders meeting to approve the financing. In addition, we would be required to pay to Fortissimo a management fee in a minimum amount of $50,000 per year, plus an additional amount up to $70,000 per year, such additional amount payable from our annual profits, if any. These additional expenses will adversely affect our results of operations if we are not able to increase our revenues and/or decrease our other expenses.

Risks Related to Our Operations

We have had losses since our inception and expect to incur losses for the foreseeable future.

We incurred net losses of $5.1 million in 2003, $3.8 million in 2003 and $2.5 million in 2005. As of December 31, 2005, we had an accumulated deficit of $59.3 million. We expect to incur losses for the foreseeable future and cannot be certain if or when we will achieve profitability. Even if we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis in the future.

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

•       the fixed nature of expenses such as base compensation and rent; and

•       transaction costs, including legal, investment banking and accounting fees, in connection with extraordinary activities, such as obtaining financing or pursuing our strategic alternatives.

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

We anticipate that revenues from our WebLOAD will constitute a substantial majority of our revenues for the foreseeable future. Consequently, any decline in the demand for our WebLOAD product would seriously harm our business.

We have also entered into technology licenses arrangements with Ixia and OPNET Technologies that permit the use of the technology underlying our WebLOAD products and we may enter into additional licenses in the future. These technology licenses will generate revenues for only a specified period of time. Our licensees may compete with us for sales of WebLOAD and their product offerings may contain features in addition to those contained in WebLOAD. Competition from our licensees could reduce the amount of revenues we generate from our sales of these products in an amount that exceeds any license revenues recognized by us directly from the licensee. This could have an adverse affect on our results of operations.

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

In the past we have reduced the size of our workforce in order to reduce our operating expenses. As a result, our success depends on our ability to retain our existing experienced employees. If we fail to retain our current employees, our revenues could decline. Competition for qualified personnel is intense, and we may not be able to retain our highly qualified personnel. Our future success also depends upon the continued service of our key sales, marketing and support personnel. In addition, our products and technologies are complex and we are substantially dependent upon the continued service of our existing engineering personnel. None of our key employees are bound by an employment agreement that requires a specified service obligation. If we are not able to retain our existing personnel, we could have difficulty developing, selling or supporting our products.

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

To date, we have granted to two separate strategic partners licenses to use the source code of certain of products or technology. We expect that we may grant similar license rights to other partners in the future. The measures we take to ensure that the source code provided under these licenses are protected may not be sufficient to protect our intellectual property. As a result, these technology licenses may result in an increase in risk to us with respect to our ability to control, monitor and enforce our intellectual property rights.

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

Substantial litigation regarding intellectual property rights exists in the software industry. We expect that software products may be increasingly subject to third-party infringement claims as the number of competitors in our industry segments grows and the functionality of products in different industry segments overlaps. Third parties may make a claim of infringement against us with respect to our products and technology or claims that our intellectual property rights are invalid. Any claims, with or without merit, could:

•       be time-consuming to defend;

•       result in costly litigation;

•       divert management’s attention and resources; or

•       delay product delivery.

In addition, if our products were found to infringe a third party’s proprietary rights, we could be required to enter into royalty or licensing agreements in order to continue to be able to sell our products. Royalty or licensing agreements, if required, may not be available on terms acceptable to us or at all. A successful claim of product infringement against us and our failure or inability to license the infringed or similar technology could harm our business.

We do not have sufficient insurance to cover all of our potential product liability and warranty claims.

Companies use our products to assure the performance of their web applications. In many cases, web applications serve critical business functions. The sale and support of our products may entail the risk of product liability or warranty claims based on our products not detecting critical errors or problems with web applications that fail in a “live” environment and cause companies financial loss. In addition, the failure of our products to perform to customer expectations could give rise to warranty claims. Although we seek to limit our exposure to claims under our license terms and we carry general liability insurance, it is unlikely that our insurance would cover potential claims of this type and our insurance may not be adequate to protect us from all liability that may be imposed. If we are subject to any claims, our results of operations may be harmed.

We have not yet evaluated our internal controls over financial reporting in compliance with Section 404 of the Sarbanes-Oxley Act.

We are required to comply with the internal control evaluation and certification requirements of Section 404 of the Sarbanes-Oxley Act by no later than the end of our 2007 fiscal year. We have only recently begun the process of determining whether our existing internal controls over financial reporting systems are compliant with Section 404. This process may divert internal resources and will take a significant amount of time and effort to complete. If it is determined that we are not in compliance with Section 404, we may be required to implement new internal control procedures and reevaluate our financial reporting. We may experience higher than anticipated operating expenses as well as external auditor fees during the implementation of these changes and thereafter. Further, we may need to hire additional qualified personnel in order for us to be compliant with Section 404. If we are unable to implement these changes effectively or efficiently, it could harm our operations, financial reporting or financial results and could result in our being unable to obtain an unqualified report on internal controls from our independent auditors.

Risks Relating to the Market for Our Ordinary Shares

Our ordinary shares are listed on the Over-the-Counter Bulletin Board, or OTCBB.

Our shares are quoted on the OTCBB. Until September 2004, our shares were traded on the Nasdaq SmallCap Market. As a result of being traded on the OTCBB, our shareholders and we may experience negative consequences, including:

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

Our principal offices and many of our subcontractors and suppliers are located in Israel. Accordingly, political, economic and military conditions in Israel affect our operations. Since the establishment of the State of Israel in 1948, a number of armed conflicts have taken place between Israel and its Arab neighbors. A state of hostility, varying in degree and intensity, has led to security and economic problems for Israel. Since October 2000, there has been a marked increase in hostilities between Israel and the Palestinians, and in January 2006, Hamas, an Islamic movement responsible for many attacks against Israelis, won the majority of the seats in the Parliament of the Palestinian Authority. The election of a majority of Hamas-supported candidates is expected to be a major obstacle to relations between Israel and the Palestinian Authority, as well as to the stability in the Middle East as a whole.

The future of relations between Israel and the Palestinian Authority is uncertain. Terrorist attacks, armed conflicts or political instability in the region could negatively affect local business conditions and harm our results of operations. We cannot predict the effect on us of the increase in the degree of violence by Palestinians against Israel or the effect of military action elsewhere in the Middle East. Furthermore, several countries restrict doing business with Israel and Israeli companies, and additional companies may restrict doing business with Israel and Israeli companies as a result of the increase in hostilities. This may also seriously harm our operating results, financial condition and the expansion of our business.

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

Substantially all of our revenues are generated in U.S. dollars, while a portion of our expenses, primarily salaries and related expenses incurred in our Israeli facility, is in NIS. Our Israeli-based employees’ salaries are influenced by inflation in Israel. As a result, any increase in the rate of inflation in Israel may have a negative impact on our dollar-measured operating results unless the inflation in Israel is offset by a devaluation of the NIS in relation to the U.S. dollar. In 2003, the rate of deflation in Israel was 1.9% and the value of the U.S. dollar decreased in relation to the NIS by 7.6%. In 2004, the rate of inflation in Israel was 1.2% and the value of the U.S. dollar decreased in relation to the NIS by 1.6%. In 2005, the rate of inflation in Israel was 2.4% and the value of the U.S. dollar increased in relation to the NIS by 6.8%. We cannot predict any future trends in the rate of inflation in Israel or trends in the rate of exchange between the NIS and the dollar. If the dollar cost of our operations in Israel increases, our dollar-measured results of operations will be adversely affected.

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

In recent years, the Government of Israel has reduced the benefits available under these programs and has amended the specified conditions that must be met in order to achieve or maintain eligibility. You can see more information regarding recent changes in Note 12(b) to the Notes to Consolidated Financial Statements. We cannot guarantee that these programs and tax benefits will continue in the future at their current levels or at all. If the Government of Israel reduces or ends these tax benefits, our business, financial condition and results of operations could be materially adversely affected.

It may be difficult to enforce a U.S. judgment against us or certain of our directors, or to assert U.S. securities laws claims in Israel or serve process on these persons.

We are incorporated in Israel. The chairman of the board of our directors and two other directors are nonresidents of the United States and a portion of our assets and the assets of these persons are located outside the United States. Therefore, it may be difficult to enforce a judgment obtained in the United States against us or any of those persons or to effect service of process upon these persons in the United States. It may also be difficult to enforce civil liabilities under U.S. federal securities laws in original actions instituted in Israel.

Provisions of the Israeli law could delay, prevent, or make difficult, a change of control, thereby depressing the price of our ordinary shares.

Provisions of the Israeli Companies Law may have the effect of delaying, preventing or making more difficult a merger with, or acquisition of, us. The Israeli Companies Law generally provides that a merger be approved by both the board of directors of a company and a majority of the shares present and voting on the proposed merger at a meeting called upon with at least 21 days’ notice. For purposes of the shareholder vote, unless a court rules otherwise, the merger will not be deemed approved if a majority of the shares not held by the other party to the merger (or by any person who holds 25% or more of the shares or the right to appoint 25% or more of the directors of the other party or its general manager) vote against the merger. Upon the request of any creditor of a party to the proposed merger, a court may delay or prevent the merger if it concludes that there is a reasonable concern that, as a result of the merger, the surviving company will be unable to satisfy the obligations of the surviving company. Finally, a merger may not be completed unless at least 70 days have passed since the filing of the merger proposal signed by both parties with the Israeli Registrar of Companies.

The Israeli Companies Law also provides that an acquisition of shares in a public company on the open market must be made by means of a tender offer if, as a result of the acquisition, the purchaser will become a 25% or greater shareholder of the company unless there is already another 25% or greater shareholder of the company. Similarly, an acquisition of shares must be made by means of a tender offer if as a result of the acquisition the purchaser would become a 45% or greater shareholder of the company, unless there is already a majority shareholder of the company. In any event, if as a result of an acquisition of shares the acquirer will hold more than 90% of a company’s shares, the acquisition must be made by means of a tender offer for all of the shares.

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

Item 1B.               UNRESOLVED STAFF COMMENTS

None.

Item 2.                        PROPERTIES

We do not own any real property. We lease 4,929 square feet of office space in Burlington, Massachusetts for our corporate headquarters under a lease expiring in July 2009. In addition, we lease 10,136 square feet of office space in Tel Aviv, Israel for our principal research and development and international sales operations under a lease expiring in August 2006. We also lease space for our sales operations in Milpitas, California. We believe that the properties leased by us are adequate for all of our present and near-term needs.

Item 3.                        LEGAL PROCEEDINGS

To our knowledge we are not involved in any legal proceedings that are material to our business or financial condition.

Item 4.                        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)          The Company held an Annual Meeting of Shareholders, or the Annual Meeting, on December 14, 2005.

(b)         Shai Beilis, Ilan Kinreich, William J. Geary, Kathleen A. Cote were elected as directors at the Annual Meeting. David Assia was elected as an external director for a period of three years.

(c)          The following are the proposals that were considered at the Annual Meeting, together with the results for the respective proposals.

PROPOSAL 1—To elect the following individuals to our Board of Directors.

Director Nominee	Votes In Favor	Votes Withheld
Shai Beilis	14,818,133	144,270
Ilan Kinreich	14,804,133	158,270
William J. Geary	14,817,883	144,520
Kathleen A. Cote	14,818,133	144,270
David Assia(1)	14,818,133	144,270

(1)          Indicates an External Director Nominee elected to our Board of Directors, to serve as an External Director under the Israeli Companies Law.

PROPOSAL 2—to ratify and approve the selection of Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, as our independent auditors for the year ended December 31, 2005. The proposal was approved with 14,809,883 shares voted in favor, 145,850 shares voted against, and 6,670 abstentions.

PART II

Item 5.                        MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

Market for Ordinary Shares

In September 2004, our ordinary shares were delisted from the Nasdaq SmallCap Market because we no longer satisfied the shareholders’ equity, market capitalization and net income requirements for continued listing. Our shares are now traded on the Over-the-Counter Bulletin Board, or the OTCBB, under the trading symbol of “RDVWF.”

The high and low sales prices for our ordinary shares for the quarterly periods since January 1, 2004, as reported on Nasdaq or the OTCBB, as applicable, were as set forth below:  These quotations reflect inter-dealer prices, without retail markup, markdown or commission and may not necessarily represent actual transactions.

	Low Sales Price	High Sales Price
Year Ended December 31, 2004:
Quarter ended March 31, 2004	$0.60	$0.98
Quarter ended June 30, 2004	$0.49	$0.88
Quarter ended September 30, 2004	$0.19	$0.52
Quarter ended December 31, 2004	$0.15	$0.29
Year Ended December 31, 2005:
Quarter ended March 31, 2005	$0.16	$0.24
Quarter ended June 30, 2005	$0.16	$0.21
Quarter ended September 30, 2005	$0.11	$0.20
Quarter ended December 31, 2005	$0.06	$0.15
Year Ending December 31, 2006:
Quarter ended March 31, 2006	$0.08	$0.14

Holders of Record

As of March 31, 2006, there were approximately 150 holders of record and, we believe, approximately 1,200 beneficial owners of our ordinary shares.

Dividends

We have never declared or paid any cash dividends on our capital shares and do not intend to pay any cash dividends in the foreseeable future.

Item 6.                        SELECTED FINANCIAL DATA

The following is our historical selected consolidated financial data and is qualified by reference to and should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere in this Annual Report. The selected consolidated financial data set forth below as of December 31, 2004 and 2005 and for each of the years ended December 31, 2003, 2004 and 2005 are derived from our audited consolidated financial statements, which are included in Item 8 of this Annual Report on Form 10-K. The selected consolidated financial data as of December 31, 2001, 2002, and 2003 and for the years ended December 31, 2001 and 2002 are derived from our audited consolidated financial statements, which are not included in this Annual Report on Form 10-K. The data should be read in conjunction with the Consolidated Financial Statements and the Notes thereto and with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” appearing elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2001	2002	2003	2004	2005
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenues:
Software licenses	$5,829	$3,389	$2,549	$2,456	$3,138
Services	2,817	2,379	2,287	2,207	2,507
Total revenues	8,646	5,768	4,836	4,663	5,645
Cost of revenues:
Software licenses	271	63	147	86	147
Nonrecurring royalty reversal	—	(448)	—	—	—
Services	1,169	631	426	327	255
Total cost of revenues	1,440	246	573	413	402
Gross profit	7,206	5,522	4,263	4,250	5,243
Operating expenses:
Sales and marketing	14,267	5,424	4,254	3,542	3,287
Research and development	6,353	3,517	2,951	2,631	2,229
General and administrative	3,059	2,362	1,879	1,831	2,004
Restructuring charges	1,671	929	245	—	—
Total operating expenses	25,350	12,232	9,329	8,004	7,520
Loss from operations	(18,144)	(6,710)	(5,066)	(3,754)	(2,277)
Other income (expense):
Interest income (expense), net	693	127	32	19	(177)
Other income (expense), net	20	34	(51)	(45)	(11)
Net loss	$(17,431)	$(6,549)	$(5,085)	$(3,780)	$(2,465)
Basic and diluted net loss per share	$(1.07)	$(0.40)	$(0.31)	$(0.19)	$(0.12)
Weighted average number of shares used in computing basic and diluted net loss per share	16,346	16,455	16,595	19,826	20,526

	As of December 31,
	2001	2002	2003	2004	2005
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$13,182	$7,566	$3,075	$2,163	$166
Working capital (deficit)	10,935	5,915	1,534	(142)	(2,369)
Total assets	17,425	10,607	5,155	3,914	1,591
Total shareholders’ equity (deficit)	12,351	6,311	1,796	(84)	(2,381)

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934 and Section 27A of the Securities Act of 1933. In some cases, forward-looking statements are identified by words such as “believe,” “anticipates,” “expects,” “intends,” “plans,” “will,” “may,” and similar expressions. In addition, any statements that refer to our plans, expectations, strategies or other characterizations of future events or circumstances are forward-looking statements. Our actual results could differ materially from those discussed in, or implied by, these forward-looking statements. Factors that could cause actual results or conditions to differ from those anticipated by these and other forward-looking statements include those more fully described in Item 1A. Risk Factors. Our business may have changes since the date hereof, and we undertake no obligation to update these forward-looking statements.

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

A portion of our software license revenues, and to a lesser extent our services revenues, was derived from royalty fees, license fees and engineering service fees from technology license transactions. Revenues recognized under such arrangements totaled $213,000 in 2003, $730,000 in 2004 and $928,000 in 2005. While we expect to recognize a portion of our revenues from technology arrangements in 2006, we expect that the impact of future technology license transactions, if any, will not represent a material portion of our total revenues.

We measure our operating success using both financial and non-financial metrics. The financial metrics include revenue, gross profit, operating expenses, and loss from operations, as well as cash position and operating cash flow. Other key metrics include product orders by industry segment, average deal size, repeat customer orders, and the portion of revenue that is generated by indirect channels.

We have incurred net losses since our inception. Our net loss was $5.1 million in 2003, $3.8 million in 2004 and $2.5 million in 2005. Net losses have declined as a result of significant cost reductions achieved through restructuring actions undertaken in response to a decline in our revenues in previous years. In 2005, the decrease in our net loss was primarily attributable to an increase in revenues and, to a lesser extent, lower operating expenses. If we are to achieve future profitability, we must continue to increase our revenues while maintaining lower operating expenses.

Cash used in operating activities was $4.6 million in 2003, $2.7 million in 2004 and $2.1 million in 2005, attributable primarily to our net losses, partially offset by noncash charges such as depreciation expense and stock-based compensation along with changes in current assets and liabilities. We expect that operating expenses will constitute a material use of our cash resources.

On April 4, 2006, we signed definitive agreements for a financing lead by Fortissimo Capital Funds, or Fortissimo, along with several co-investors including one of our directors and two existing shareholders, to provide for a minimum initial investment of $1.5 million and up to $2.25 million of additional investments, at the election of the investors, over 18 months. The completion of the proposed financing is subject to approval by a majority of our shareholders.  See Note 1(b) in the Notes to Consolidated Financial Statements for further information related to the proposed financing. Prior to signing the definitive agreements for the financing, in January 2006, we executed a bridge loan agreement with Fortissimo to provide us with interim funding for up to $500,000, subject to compliance by the Company with an approved budget, of which we have borrowed $280,000 as of April 5, 2006 and have $220,000 available for future borrowings. Borrowings under the bridge loan will become part of the minimum investment at closing.

Our cash balance was $166,000 as of December 31, 2005. We believe that our existing cash and cash equivalents, along with the proceeds available under the bridge loan and the expected proceeds from the initial investment from the financing, assuming the approval by a majority our shareholders and completion of the financing, will be sufficient to meet our anticipated needs for working capital and capital expenditures for at least the next 12 months.

Critical Accounting Policies and Estimates

General

We prepare our consolidated financial statements in conformity with U.S. generally accepted accounting principles. As such, we are required to make certain estimates, judgments and assumptions that we believe are reasonable based upon the information available. These estimates and assumptions affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the periods presented. To fully understand and evaluate our reported financial results, we believe it is important to understand the significant estimates and judgments applied as they relate to our policies for revenue recognition, software development costs, and accounting for stock options. More detailed descriptions of these policies are provided in Note 2 to the Consolidated Financial Statements.

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

Accounting for Stock Options

Effective January 1, 2005, we have accounted for stock options issued to employees in accordance with SFAS No. 123R (Revised 2004), or SFAS 123(R), Share-Based Payment and SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under this approach all share-based payments to employees, including grants of employee stock options, are required to be recognized in the financial statements based on their fair values, instead of providing the information in a pro forma disclosure in the notes to the financial statements. We have elected to use the modified prospective method of adoption as permitted under SFAS 123(R), which requires that compensation expense be recorded for all unvested stock options and restricted stock at the beginning of the first quarter of adoption of SFAS 123(R). We have determined the fair value of share-based payments issued after January 1, 2005 using the Black-Scholes option valuation model. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect management’s best estimates.

For reporting periods before January 1, 2005, we accounted for stock options using the intrinsic method in accordance with Accounting Principles Board, or APB, Opinion No. 25, Accounting for Stock Issued to Employees. Under this approach we did not record any expense at the time the options were granted unless the exercise price of a granted option was below the fair market price of our ordinary shares on the date of grant.  For reporting periods before January 1, 2005, we have provided pro forma disclosures of impact to our reported net loss and net loss per share if we had applied the fair value method.

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

Results of Operations

The following table sets forth the consolidated statement of operations data as a percentage of total revenues for the periods indicated:

	For the Year Ended December 31,
	2003	2004	2005
Revenues:
Software licenses	52.7%	52.7%	55.6%
Services	47.3%	47.3%	44.4%
Total revenues	100.0%	100.0%	100.0%
Cost of revenues:
Software licenses	3.0%	1.8%	2.6%
Services	8.8%	7.0%	4.5%
Total cost of revenues	11.8%	8.9%	7.1%
Gross profit	88.2%	91.1%	92.9%
Operating expenses:
Sales and marketing	87.9%	75.9%	58.2%
Research and development	61.0%	56.4%	39.5%
General and administrative	38.9%	39.3%	35.5%
Restructuring charges	5.1%	0.0%	0.0%
Total operating expenses	192.9%	171.6%	133.2%
Loss from operations	(104.7)%	(80.5)%	(40.3)%
Other income (expense), net:
Interest income (expense), net	0.7%	0.4%	(3.2)%
Other expense, net	(1.1)%	(1.0)%	(0.2)%
Net loss	(105.1)%	(81.1)%	(43.7)%

Years Ended December 31, 2004 and 2005

Revenues

Total Revenues.   Total revenues were $4.7 million in 2004 and $5.6 million in 2005. Total revenues increased $982,000, or 21%, due to a $682,000 increase in product revenues and a $300,000 increase in services revenues.

Software Licenses.   Software licenses revenues consist primarily of revenues from the license of our software products to end-users, resellers, and technology partners. Software license revenues were $2.5 million in 2004 and $3.1 million in 2005. Software license revenues increased $682,000, or 28%, due to a $416,000 increase in revenues attributable to the expansion of our product offerings following the introduction of TestView suite and new versions of WebLOAD Analyzer, and $266,000 of incremental software license fees from technology license transactions.

Services.   Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services. Services revenues were $2.2 million in 2004 and $2.5 million in 2005. Services revenues increased $300,000, or 14%, primarily due to $149,000 of incremental service revenues in 2005 attributable to engineering services provided under technology transactions with OPNET and IXIA, and an $82,000 increase maintenance services revenue derived from new customers and renewal orders.

Cost of Revenues

Cost of Software Licenses.   Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses was $86,000 in 2004, or 3.5% of software license revenue, compared to $147,000 in 2005, or 4.7% of software license revenue. The increase in cost of software licenses resulted from third-party royalties attributable to increased revenues from royalty-bearing products in 2005.

Cost of Services.   Cost of services consists principally of personnel related costs associated with customer support and training. Cost of services was $327,000 in 2004, or 14.8% of services revenues, compared to $255,000 in 2005, or 10.2% of services revenue. This decrease was due to lower personnel costs for support and maintenance services resulting from staff reallocations made in late 2004 and through reductions in personnel and salary-related costs in July 2005.

Operating Expenses

Sales and Marketing.   Sales and marketing expenses consist principally of salaries and commissions for sales personnel, recruiting costs, trade show costs, travel and other marketing costs such as lead generation activities, advertising and product promotion. Sales and marketing expenses were $3.5 million in 2004, or 75.9% of total revenues, compared to $3.3 million in 2005, or 58.2% of total revenues. The decrease in sales and marketing costs relate primarily to personnel reductions and lower marketing program spending. We expect that our sales and marketing expenses will decrease in 2006 as a result of cost reduction measures taken in July 2005.

Research and Development.   Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products. Research and development expenses were $2.6 million in 2004, or 56.4% of total revenues, compared to $2.2 million in 2005, or 39.5% of total revenues. These decreases resulted primarily as a result of cost reductions in July 2005 achieved through reductions in personnel and salary-related costs. We expect that our research and development expenses will decrease in 2006 as a result of cost reduction measures taken in July 2005 and March 2006.

General and Administrative.   General and administrative expenses consist principally of executive, finance and administrative salaries and related expenses, and costs of being a publicly held company. General and administrative expenses were $1.8 million in 2004, or 39.3% of total revenues, compared to $2.0 million in 2005, or 35.5% of total revenues.  The increase in general and administrative costs in absolute dollars resulted primarily from increased professional fees incurred in 2005 arising from the exploration of strategic alternatives, including the potential sale of our business. We expect that our general and administrative expenses will decrease in 2006 as a result of cost reduction measures taken in March 2006.

Interest Income (Expense), Net.   Interest income, net was $19,000 in 2004 resulting primarily from interest earned on invested cash balances. Interest expense, net was $177,000 in 2005 resulting primarily from interest expense arising from borrowings under a revolving line of credit facility entered into in 2005, including amortization of deferred debt issuance costs, partially offset by interest income from lower invested cash balances in 2005 as compared to 2004. We expect that our interest expense, net may increase in 2006 as a result of interest and amortization of warrants and debt issuance costs in connection with the proposed financing we expect to complete in 2006.

Other Expense, Net.   Other income (expense), net consists principally of currency translation gains and losses. Other expense, net was $45,000 in 2004 and $11,000 in 2005. The decrease resulted from exchange rate fluctuations.

Income Taxes.   We have estimated net operating loss carry forwards for Israeli tax purposes totaling approximately $17.2 million through December 31, 2005 that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income. We expect that during the period these losses are utilized, our income would be substantially tax exempt.

Our U.S. subsidiary has net operating loss carry forwards for U.S. Federal and state tax purposes totaling approximately $34.6 million through December 31, 2005. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2025.

We have recorded a full valuation allowance against all of our deferred tax assets since we believe it is not likely that those deferred taxes will be realized in the foreseeable future.

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

Operating Expenses

Sales and Marketing.   Sales and marketing expenses were $4.3 million in 2003, or 87.9% of total revenues, compared to $3.5 million in 2004, or 75.9% of total revenues. These decreases were due primarily to headcount reductions of sales and marketing personnel during the first half of 2003.

Research and Development.   Research and development expenses were $3.0 million in 2003, or 61.0% of total revenues, compared to $2.6 million in 2004, or 56.4% of total revenues. These decreases were due primarily to headcount reductions of research and development personnel during the first half of 2003.

General and Administrative.   General and administrative expenses were $1.9 million in 2003, or 38.9% of total revenues, compared to $1.8 million in 2004, or 39.3% of total revenues.

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

Interest Income (Expense), Net.   Interest income, net consists principally of interest earned on cash investments. Interest income, net was $32,000 in 2003 compared to $19,000 in 2004. The decrease resulted from lower invested cash balances and lower interest rates in 2004 as compared to 2003.

Other Expense, Net.   Other expense, net consists principally of currency translation gains and losses. Other expense, net was $51,000 in 2003 and $45,000 in 2004. The decrease resulted from exchange rate fluctuations.

Liquidity and Capital Resources

Cash and cash equivalents totaled $2.2 million as of December 31, 2004 and $166,000 as of December 31, 2005. Restricted cash totaled $40,000 as of December 31, 2005.

Cash used in operating activities was $4.6 million in 2003, $2.7 million in 2004 and $2.1 million in 2005. Cash used in operating activities have resulted substantially from our reported net losses partially reduced by noncash items such as depreciation and stock-based compensation, and changes in current assets and liabilities.

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

Cash used in operating activities in 2004 was due primarily to a net loss of $3.8 million, a decrease of $128,000 in accounts payable and a decrease of $291,000 in accrued restructuring charge, partially offset by noncash items and a decrease of $73,000 in accounts receivable. The accounts payable decreased as a result of lower operating expenditures. The accrued restructuring charge decreased as a result of the payments made in 2004. Accounts receivable decreased as a result of decreased order volume and favorable collection activities.

Cash used in operating activities in 2005 was due primarily to a net loss of $2.5 million, an increase of $74,000 in accounts receivable, a decrease of $174,000 in accrued severance pay, and a decrease of $246,000 in deferred revenue, partially offset by noncash items, a decrease of $196,000 in prepaid expenses and other current assets and an increase of $331,000 in accounts payable. Accounts receivable increased as a result of incremental amounts to be collected under a technology license agreement entered into in December 2005. Accrued severance pay decreased due to the termination of several employees in Israel during 2005. Deferred revenues decreased due primarily to the recognition of deferred technology license fees during 2005. Prepaid expenses and other current assets decreased as a result of lower prepayments of insurance policies and vendor maintenance contracts. Accounts payable increased due to increased professional costs incurred at end of 2005 and slower payments to vendors.

Cash used in investing activities was $43,000 in 2003 and $29,000 in 2004. Cash provided by investing activities was $105,000 in 2005. Cash used in investing activities in 2003 was for the purchase of $83,000 in property and equipment offset by a decrease of $40,000 in other assets. Cash used in investing activities in 2004 was for the purchase of $65,000 in property and equipment partially offset by a decrease of $36,000 in other assets. Cash provided by investing activities in 2005 was due to the decrease of $224,000 in other assets partially offset by the purchase of $79,000 in property and equipment and investment in restricted cash of $40,000. Other assets decreased as a result of the release to terminated employees of deposits maintained for severance pay obligations in 2003, 2004 and 2005 and reductions in security deposits for expiring office space leases in 2004 and 2005.

Cash provided by financing activities was $183,000 in 2003 and consisted of proceeds from exercise of stock options. Cash provided by financing activities was $1.8 million in 2004 consisting primarily of the net proceeds from a private placement in March 2004 of 3,333,331 of our ordinary shares, plus warrants and additional investment rights for an aggregate purchase price of $2.0 million. There was no net cash provided by financing activities in 2005 attributable to the issuance of warrants for $52,000 and borrowings of $1.3 million under the revolving line of credit, entirely offset by repayments totaling $1.3 million under the revolving line of credit and payment of debt issuance costs of $70,000.

In May 2005, we entered into a one-year revolving line of credit facility with Comerica Bank for borrowings of up to $2.0 million. Advances under the facility were limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million. In December 2005, our borrowings under the credit facility exceeded the collateral base and, as a result, we triggered an event of default. We agreed upon a repayment plan with Comerica Bank to repay the outstanding borrowings under the facility in installments through January 2006. As of December 31, 2005, we had an outstanding balance under the facility of $70,000. In January 2006, all outstanding borrowings under the credit facility were fully repaid and the revolving line of credit facility was terminated.

On April 4, 2006, we signed definitive agreements for a financing with Fortissimo Capital Fund GP LP on behalf of several limited partnerships in which it serves as general partner and other potential co-investors including one of our directors and two existing shareholders, or the Investors. The initial investment of the financing would be for a minimum of $1.5 million consisting of $750,000 to purchase 25,000,000 of convertible preferred shares, or Preferred Shares, at a price of $0.03 per share and $750,000 as a convertible loan. The closing of the initial investment is required to occur within 14 days of approval by a majority of our shareholders. The financing also provides for an additional investment, at the option of the Investors, to purchase up to an additional $2.25 million of Preferred Shares at a price of $0.03 per share for a period of 18 months after the closing of the initial investment. Each Preferred Share would be convertible into one of our ordinary shares, subject to adjustment for anti-dilution events. Each Preferred Share would receive the same voting rights as ordinary shares, except Preferred Shares would be entitled to elect the majority of our board of directors and have approval rights over specified actions. Each Preferred Share would be entitled to a preference in liquidation over our ordinary shares. The Investors would also receive warrants to purchase 18,750,000 Preferred Shares with respect to the initial investment and up to 56,250,000 Preferred Shares with respect to the additional investment, each at an exercise price of $0.04 per share for a period of five years from date of issuance.

The financing also provides for the issuance of a convertible loan payable at the closing of the initial investment in the principal amount of $250,000 plus the balance of any borrowings still available under the Bridge Loan at the time of closing. The principal balance of bridge loans previously borrowed also will become part of the convertible loan at the closing of the Investment. The convertible loan will bear interest at 8.0% per annum. The convertible loan plus, at the election of the Investors, any accrued interest thereon, would be convertible into Preferred Shares at a conversion price of $0.03 per share. The convertible loan would mature three years from the closing date and, if not converted by such date, would become due and payable 30 days thereafter.

Prior to the signing of definitive agreements, on January 26, 2006, we entered into a bridge loan agreement, or the Bridge Loan, with the Investors. Under the Bridge Loan, the Investors agreed to provide us with up to $500,000 of loans, subject to the terms of the loan. As of April 5, 2006, we have borrowed $280,000 and the remaining $220,000 remains available for future borrowing on an as-needed basis until the closing, subject to approval of the Investors and compliance by us with an approved budget. The Bridge Loan bears interest at 8.0% per annum and is secured by a fixed charge on our accounts receivables and intellectual property and a floating charge on all of our assets. The Bridge Loan would be subject to the terms and conditions of the convertible loan portion of the financing when the financing closes. If the financing is not closed due to failure to secure shareholder approval or termination by either party, the Bridge Loan will become due and payable within 60 days of notice by either party of an intention to terminate negotiations with respect to the financing.

The financing remains subject to, among other things, filing of amended articles of association establishing the rights and preferences of the Preferred Shares and approval by a majority of our shareholders. Several of our significant shareholders, representing 39.3% of our outstanding ordinary shares, have represented to us that they intend to vote in favor of the financing. If a majority of our shareholders does not approve the financing, the Investors will be entitled to receive a termination fee of $250,000.

The financing also provides for an us to enter into an management services agreement with Fortissimo, under which Fortissimo will provide management and board services in consideration a minimum fee of $50,000 per year payable quarterly plus an additional amount of up to $70,000 payable at the end of each year that we are profitable, provided that such additional amount may not to exceed the available profits.

We expect that operating expenses will constitute a material use of our cash resources. We believe that our existing cash and cash equivalents, along with amounts available under the existing bridge loan agreement and potential investment by the Investors, assuming the execution of definitive agreements related to the proposed investment and approval by a majority of our shareholders, will be sufficient to meet our anticipated needs for working capital for at least the next 12 months. In the event that we are unable to complete the proposed investment with the Investors, we may not be able to continue as a going concern.

Contractual Obligations

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2009.

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In thousands)
Operating leases	$384	$157	$175	$52	$—
Revolving line of credit	70	70	—	—	—
Severance pay(1)	539	162	—	—	377
Total	$993	$389	$175	$52	$377

(1)          Severance pay relates to accrued severance obligations to our Israeli employees as required under Israeli labor laws. These obligations are payable only upon the termination of the respective employee and may be reduced if the employee’s termination is voluntary.

Impact of Inflation and Currency Fluctuations

A substantial majority of our revenues is received, and a majority of our expenses is incurred, in U.S. dollars. Revenues denominated in U.S. dollars as a percent of total revenues were 92.6% in 2003, 94.8% in 2004 and 88.9% in 2005. Expenses denominated in U.S. dollars as a percent of total expenses were 55.1% in 2003, 57.9% in 2004, and 57.6% in 2005.

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

Effective Corporate Tax Rate

Israeli companies are currently subject to tax at the rate of 34% for 2005, 32% for 2006 and 29% for 2007, 27% for 2008, 26% for 2009 and 25% thereafter. However, we have derived, and expect to continue to derive, a substantial portion of our income under our Approved Enterprise capital investment program. Subject to compliance with applicable requirements, such income will be tax exempt for a period of two years and will be subject to a reduced corporate tax rate of 25% in the following five to eight years, subject to the level of foreign shareholders holdings in our ordinary shares. Tax benefits for each capital investment program are only effective in restricted periods according to the Encouragement of Capital Investments Law. If we do not comply with the applicable requirements, the tax benefits may be canceled. We believe that we comply with these conditions. If we operate under more than one approval, or if our capital investments are only partially approved, our effective tax rate will be a weighted combination of the various applicable tax rates. We may not be able to obtain approval for additional Approved Enterprise programs. Since we have incurred tax losses through December 31, 2005, we have not yet used the tax benefits for which we are eligible.

Market Risk

We currently do not invest in, or hold for trading or other purposes, any financial instruments subject to market risk. Except for the $500,000 bridge loan obtained in January 2006, we currently do not have any outstanding borrowings or other credit facilities.

Impact of Recently Issued Accounting Standards

In May 2005, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard, or SFAS, No. 154, Accounting Changes and Error Corrections, a replacement of APB, No. 20, Accounting Changes and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Passive Foreign Investment Company Status

General

Under U.S. federal income tax laws, we will be treated a passive foreign investment company, or PFIC, in any tax year if, in such tax year, either 75% or more of our gross income is passive in nature, also referred to as the Income Test, or, on average for such tax year, 50% or more the fair market value of our assets produce or are held for the production of passive income, also referred to as the Asset Test. We must make a separate determination each year as to whether we are a PFIC. As a result, our PFIC status may change from year to year. Classification as a PFIC may have important and adverse tax implications to U.S. Holders. For purposes of this summary, a U.S. Holder is a holder of our ordinary shares that is, for U.S. income tax purposes:

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

In applying the Asset Test, the average fair market value of our assets is determined on the basis of the average fair market value of our assets as of the end of each quarter of the tax year. The value of the total assets of a publicly traded foreign corporation is generally equal to the sum of the aggregate value of its outstanding stock plus its liabilities. Although we may no longer be “publicly traded” for this purpose, we believe our share price continues to provide the best indication of the fair value of our assets for this purpose.

Our Determination of PFIC Status

Based on the composition of our income and assets for purposes of the Income Test and the Asset Test, respectively, we believe that we were a PFIC for the 2002 and 2003 tax years, but we do not believe we were a PFIC for the 2004 and 2005 tax years. There can be no assurance that we will not be treated as a PFIC in any future tax year. Although we generally will be treated as a PFIC as to any U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period of our ordinary shares, such U.S. Holder may avoid the consequences of PFIC classification for years after we cease to be a PFIC by making an election, as described below. In view of the complexity of the issues regarding our treatment as a PFIC, U.S. Holders are urged to consult their own tax advisors for guidance as to our status as a PFIC.

Tax Consequences if We Are a PFIC

There are no U.S. federal income tax consequences to a non-U.S. Holder if we are classified as a PFIC.

If we are a PFIC for U.S. federal income tax purposes for any year during a U.S. Holder’s holding period of our ordinary shares and such U.S. Holder does not make either of the special elections described below, any gain recognized by such U.S. Holder upon the sale of ordinary shares, or upon the receipt of certain distributions, will be treated as ordinary income. Such income generally would be allocated ratably over the U.S. Holder’s holding period of our ordinary shares. The amount allocated to prior years, with certain exceptions, will be subject to tax at the highest tax rate in effect for those years and an interest charge will be imposed on the amount of deferred tax on the income allocated to the prior taxable years.

Although we generally will be treated as a PFIC as to any U.S. Holder if we are a PFIC for any year during such U.S. Holder’s holding period, if we cease to satisfy the requirements for PFIC classification, the U.S. Holder may avoid PFIC classification for subsequent years by electing to recognize gain based on the unrealized appreciation in the ordinary shares through the close of the tax year in which we cease to be a PFIC. Additionally, if we are a PFIC, a U.S. Holder who acquires ordinary shares from a decedent will be denied the normally available step-up in tax basis for our ordinary shares to fair market value at the date of death and instead will have a tax basis equal to the lower of fair market value or the decedent’s tax basis.

For any tax year in which we are determined to be a PFIC, U.S. Holders may elect to treat their ordinary shares as an interest in a qualified electing fund, or a QEF Election, in which case such U.S. Holders would be required to include in income currently their proportionate share of our earnings and profits in years in which we are a PFIC regardless of whether distributions of such earnings and profits are actually distributed to such U.S. Holders. Any gain subsequently recognized upon the sale of their ordinary shares by such U.S. Holders generally would be taxed as capital gain and a denial of the basis step-up at death would not apply.

A U.S. Holder may make a QEF Election with respect to a PFIC for any taxable year of the U.S. Holder. A QEF Election is effective for the year in which the election is made and all subsequent taxable years of the U.S. Holder. Procedures exist for both retroactive elections and the filing of protective statements. A U.S. Holder making the QEF Election must make the election on or before the due date, as extended, for the filing of the U.S. Holder’s income tax return for the first taxable year to which the election will apply.

A U.S. Holder must make a QEF Election by completing Form 8621, Return by a Shareholder of a Passive Foreign Investment Company or Qualified Electing Fund, and attaching it to their U.S. federal income tax return, and must satisfy additional filing requirements each year the election remains in effect. We intend to provide to each U.S. Holder, upon request, the tax information required to make a QEF Election and to make subsequent annual filings.

As an alternative to a QEF Election, a U.S. Holder of PFIC shares that are “marketable” generally may be able to avoid the imposition of the special tax and interest charge described above by electing to mark to market the ordinary shares, or a Mark-to-Market Election. Our ordinary shares ceased being “marketable” for purposes of the Mark-to-Market Election in 2004, however, and as a result, any such election made by a U.S. Holder for a prior year terminated automatically as of the beginning of our 2004 tax year.

U.S. Holders should consult their own tax advisors regarding the eligibility, manner and advisability of making a QEF Election, the consequences of the automatic termination of any existing Mark-to-Market Election in 2004, and the effect of these elections on the calculation of the amount of foreign tax credit that may be available to them.

A U.S. Holder who beneficially owns shares of a PFIC must file Form 8621 with the U.S. Internal Revenue Service for each tax year in which the U.S. Holder holds shares in a PFIC. This form describes any distributions received with respect to these shares and any gain realized upon the disposition of these shares.

The summary above is based on current provisions of the United States Internal Revenue Code of 1986, as amended, final, temporary and proposed U.S. Treasury Regulations promulgated thereunder, and administrative and judicial interpretations thereof, all of which are subject to change, possibly with retroactive effect. This summary is limited to a description of certain of the material U.S. federal income tax consequences to U.S. Holders of our status as a PFIC and does not consider any other aspects of U.S. federal income taxation that may be relevant to U.S. Holders, nor does it consider all aspects of the PFIC regime that may be relevant to particular U.S. Holders by reason of their particular circumstances. This summary is directed only to U.S. Holders that hold ordinary shares as capital assets and does not address the considerations that may be applicable to particular classes of U.S. Holders, including tax-exempt organizations, holders of ordinary shares as part of a “straddle,” “hedge” or “conversion transaction,” U.S. Holders who own, directly, indirectly or through attribution, 10% or more of our outstanding ordinary shares, and persons who own ordinary shares through a partnership or other pass-through entity.

Rules relating to the income tax consequences of being treated as a PFIC are very complex. U.S. Holders are urged to consult their own tax advisors regarding the application of the PFIC rules to their investment in our ordinary shares.

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

We conduct business in various foreign currencies, primarily in Europe and the Israel. As a result, we are exposed to the effect of foreign currency exchange rate fluctuations on the U.S. dollar value of foreign currency-denominated revenues and expenses. We do not use foreign exchange forward contracts to hedge our foreign currency denominated receivables. Looking forward, there can be no assurance that changes in foreign currency rates, relative to the U.S. dollar, will not materially adversely affect our consolidated results.

ITEM 8.                FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

RADVIEW SOFTWARE, LTD. AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
AS OF DECEMBER 31, 2005
IN U.S. DOLLARS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders of
RadView Software Ltd.

We have audited the accompanying consolidated balance sheets of RadView Software Ltd. and its subsidiaries (the “Company”) as of December 31, 2004 and 2005 and the related consolidated statements of operations, shareholders’ equity (deficit) and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of RadView Software Ltd. and its subsidiaries as of December 31, 2004 and 2005 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, in 2005, the Company changed its method of accounting for stock-based compensation.

Kost Forer Gabbay & Kasierer
A Member of Ernst & Young Global
Tel-Aviv, Israel
April 10, 2006

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2004	2005
ASSETS
Current Assets:
Cash and cash equivalents	$2,163	$166
Restricted cash	—	40
Accounts receivable, net of reserves of $72 at December 31, 2004 and $56 at December 31, 2005	605	679
Prepaid expenses and other current assets	375	179
Total Current Assets	3,143	1,064
Property and Equipment, net	164	144
Other Assets	607	383
Total Assets	$3,914	$1,591
LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Revolving line of credit	$—	$70
Accounts payable	239	570
Accrued expenses	1,112	1,134
Accrued restructuring charges, current portion	29	—
Deferred revenue	1,905	1,659
Total Current Liabilities	3,285	3,433
Accrued severance pay	713	539
Total Liabilities	3,998	3,972
Commitments and Contingent Liabilities (Note 9)
Shareholders’ Deficit:
Ordinary shares, NIS 0.01 par value— Authorized—40,000,000 shares; Issued—20,659,682 shares at December 31, 2004 and 2005; Outstanding—20,525,682 shares at December 31, 2004 and 2005	51	51
Treasury shares, at cost—134,000 shares at December 31, 2004 and 2005	(100)	(100)
Additional paid-in capital	56,813	56,981
Accumulated deficit	(56,848)	(59,313)
Total Shareholders’ Deficit	(84)	(2,381)
Total Liabilities and Shareholders’ Deficit	$3,914	$1,591

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended December 31,
	2003	2005	2004
Revenues:
Software licenses	$2,549	$2,456	$3,138
Services	2,287	2,207	2,507
Total Revenues	4,836	4,663	5,645
Cost of Revenues:
Software licenses	147	86	147
Services	426	327	255
Total Cost of Revenues	573	413	402
Gross Profit	4,263	4,250	5,243
Operating Expenses:
Sales and marketing	4,254	3,542	3,287
Research and development	2,951	2,631	2,229
General and administrative	1,879	1,831	2,004
Restructuring expenses (Note 4)	245	—	—
Total Operating Expenses	9,329	8,004	7,520
Operating loss	(5,066)	(3,754)	(2,277)
Interest income	47	26	17
Interest expense	(15)	(7)	(194)
Other expense, net	(51)	(45)	(11)
Net loss	$(5,085)	$(3,780)	$(2,465)
Basic and diluted net loss per share	$(0.31)	$(0.19)	$(0.12)
Weighted average number of shares used in computing basic and diluted net loss per share	16,595	19,826	20,526

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)
(In thousands, except share data)

	Ordinary Shares		Treasury Shares
	Number of Shares	Value	Number of Shares	Value	Additional Paid-In Capital	Deferred Compensation	Accumulated Deficit	Total Shareholders’ Equity (Deficit)
Balance, December 31, 2002	16,605,177	$42	134,000	$(100)	$54,888	$(536)	$(47,983)	$6,311
Exercise of options	589,368	1	—	—	182	—	—	183
Amortization of deferred compensation	—	—	—	—	—	387	—	387
Adjustment for forfeitures and cancellations of stock options	—	—	—	—	(60)	60	—	—
Net loss	—	—	—	—	—	—	(5,085)	(5,085)
Balance, December 31, 2003	17,194,545	43	134,000	(100)	55,010	(89)	(53,068)	1,796
Exercise of options	131,806	1	—	—	31	—	—	32
Proceeds from private placement of ordinary shares and warrants, net of offering costs of $216,000	3,333,331	7	—	—	1,777	—	—	1,784
Amortization of deferred compensation	—	—	—	—	—	84	—	84
Adjustment for forfeitures and cancellations of stock options	—	—	—	—	(5)	5	—	—
Net loss	—	—	—	—	—	—	(3,780)	(3,780)
Balance, December 31, 2004	20,659,682	51	134,000	(100)	56,813	—	(56,848)	(84)
Stock-based compensation	—	—	—	—	116	—	—	116
Issuance of warrants in connection with revolving line of credit	—	—	—	—	52	—	—	52
Net loss	—	—	—	—	—	—	(2,465)	(2,465)
Balance, December 31, 2005	20,659,682	$51	134,000	$(100)	$56,981	$—	$(59,313)	$(2,381)

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2003	2004	2005
Cash Flows from Operating Activities:
Net loss	$(5,085)	$(3,780)	$(2,465)
Adjustments required to reconcile net loss to net cash used in operating activities—
Depreciation	576	234	99
Stock-based compensation	387	84	116
Amortization of debt discount and deferred financing costs	—	—	122
Accrued severance pay	(153)	94	(174)
Changes in operating assets and liabilities—
Accounts receivable	348	73	(74)
Prepaid expenses and other current assets	80	51	196
Accounts payable	9	(128)	331
Accrued expenses	(514)	123	22
Accrued restructuring charge	(292)	(291)	(29)
Deferred revenue	13	841	(246)
Net cash used in operating activities	(4,631)	(2,699)	(2,102)
Cash Flows from Investing Activities:
Purchases of property and equipment	(83)	(65)	(79)
Investment in restricted cash	—	—	(40)
Decrease in other assets	40	36	224
Net cash provided by (used in) investing activities	(43)	(29)	105
Cash Flows from Financing Activities:
Issuance of warrants in connection with revolving line of credit	—	—	52
Debt issuance costs in connection with revolving line of credit	—	—	(70)
Borrowings under revolving line of credit	—	—	1,348
Repayments under revolving line of credit	—	—	(1,330)
Exercise of stock options	183	32	—
Proceeds from private placement of ordinary shares, net	—	1,784	—
Net cash provided by financing activities	183	1,816	—
Decrease in cash and cash equivalents	(4,491)	(912)	(1,997)
Cash and cash equivalents at the beginning of the year	7,566	3,075	2,163
Cash and cash equivalents at the end of the year	$3,075	$2,163	$166
Cash paid during the year for interest	$15	$7	$68

The accompanying notes are an integral part of these consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Operations

(a)   Overview

RadView Software Ltd., an Israeli corporation, and its subsidiaries (collectively, the “Company”) develops, markets and supports software that enables organizations to verify the scalability, efficiency and reliability of web applications, and facilitates their rapid development.

The Company incurred net losses of $5.1 million in 2003, $3.8 million in 2004 and $2.5 million in 2005, and had an accumulated deficit of approximately $59.3 million as of December 31, 2005. The Company has reduced its net losses primarily through the reduction of operating costs, and in 2005 through an increase in revenues. The Company has funded these losses principally from proceeds from equity financing, including an initial public offering in August 2000 and a private placement in March 2004, as well as proceeds from technology license arrangements (see Note 3).

As of December 31, 2005, the Company had cash of $166,000 and had an outstanding balance of $70,000 under a revolving credit facility that was subsequently repaid and terminated in January 2006 (see Note 7).

In January 2006, subsequent to the balance sheet date, the Company obtained a bridge loan from a group of potential investors for borrowings of up to $500,000. On April 4, 2006, the Company subsequently entered into definitive agreements with this group of investors to provide for a minimum investment of at least $1.5 million (see Note 1(b)). The completion of the investment transaction remains subject to the approval by a majority of the Company’s shareholders. Several significant shareholders, representing 39.3% of the outstanding ordinary shares, have represented to the Company their intention to vote in favor of the investment. Management believes that existing cash and cash equivalents, along with borrowings currently available from the bridge loan and the proceeds that would be available at the closing of the investment transaction, will be adequate to fund operations into 2007.

(b)   Subsequent Financing

On April 4, 2006, subsequent to the balance sheet date, the Company signed definitive agreements for a financing with Fortissimo Capital Fund GP LP on behalf of several limited partnerships in which it serves as general partner and other potential co-investors including one of the Company’s directors and two existing shareholders (the “Investors”). The initial investment of the financing would be for a minimum of $1.5 million consisting of $750,000 to purchase 25,000,000 of convertible preferred shares (the “Preferred Shares”), at a price of $0.03 per share and $750,000 as a convertible loan. The closing of the initial investment is required to occur within 14 days of approval by the Company’s shareholders. The financing also provides for an additional investment, at the option of the Investors, to purchase up to an additional $2.25 million of Preferred Shares at a price of $0.03 per share for a period of 18 months after the closing of the initial investment. Each Preferred Share would be convertible into one of the Company’s ordinary shares, subject to adjustment for anti-dilution events. Each Preferred Share would receive the same voting rights as ordinary shares, except Preferred Shares would be entitled to elect the majority of the Company’s board of directors and have approval rights over specified actions. Each Preferred Share would be entitled to a preference in liquidation over ordinary shares. The Investors would also receive warrants to purchase 18,750,000 Preferred Shares with respect to the initial investment and up to 56,250,000 Preferred Shares with respect to the additional investment, each at an exercise price of $0.04 per share for a period of five years from date of issuance.

The financing also provides for the issuance of a convertible loan at the closing of the initial investment in the principal amount of $250,000 plus the balance of any borrowings still available under an existing $500,000 bridge loan at the time of closing. The principal balance of bridge loans previously borrowed also will become part of the convertible loan at the closing of the initial investment of the financing. The convertible loan would bear interest at 8.0% per annum. The convertible loan plus, at the election of the Investors, any accrued interest thereon, would be convertible into Preferred Shares at a conversion price of $0.03 per share. The convertible loan would mature three years from the closing date and, if not converted by such date, would become due and payable 30 days thereafter.

Prior to the signing of definitive financing agreements, on January 26, 2006, the Company entered into a bridge loan agreement (the “Bridge Loan”) with the Investors. Under the Bridge Loan, the Investors have agreed to provide the Company with up to $500,000 of loans, subject to the terms of the loan. As of April 5, 2006, the Company has borrowed $280,000 and the remaining $220,000 remains available for future borrowing on an as-needed basis until the closing, subject to approval of the Investors and compliance by the Company with an approved budget. The Bridge Loan bears interest at 8.0% per annum and is secured by a fixed charge on the Company’s accounts receivables and intellectual property and a floating charge on all of its assets. The Bridge Loan would be subject to the terms and conditions of the convertible loan portion of the financing if the financing closes. If the financing is not closed due to failure to secure shareholder approval or termination by either party, the Bridge Loan will become due and payable within 60 days of notice by either party of an intention to terminate negotiations with respect to the financing.

The financing remains subject to, among other things, filing of amended articles of association establishing the rights and preferences of the Preferred Shares and approval by a majority of the Company’s shareholders. Several significant shareholders, representing 39.3% of the outstanding ordinary shares, have represented to the Company that they intend to vote in favor of the financing. If a majority of the Company’s shareholders do not approve the financing, the Investors will be entitled to receive a termination fee of $250,000.

The financing also provides for an us to enter into an management services agreement with Fortissimo, under which Fortissimo will provide management and board services in consideration a minimum fee of $50,000 per year payable quarterly plus an additional amount of up to $70,000 payable at the end of each year that we are profitable, provided that such additional amount may not to exceed the available profits.

(c)   Major Customers

For a discussion of major customers, refer to Note 2 (q).

2.   Significant Accounting Policies

The Company’s consolidated financial statements are prepared in accordance with U.S. generally accepted accounting principles. The significant accounting policies followed in the preparation of the consolidated financial statements, applied on a consistent basis, are as follows:

(a)   Use of Estimates

The preparation of the financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

(b)   Financial Statements in U.S. Dollars

Substantially all of the Company’s revenues are in U.S. dollars. In addition, most expenses are incurred in U.S. dollars. The Company’s management believes that the U.S. dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company is the U.S. dollar.

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, “Foreign Currency Translation”. Changes in currency exchange rates between the Company’s functional currency and the currency in which a transaction is denominated are included in the Company’s results of operations as financial income (expense) in the period in which the currency exchange rates change.

All exchange gains and losses from the above-mentioned remeasurement are reflected in the statements of operations and were not material for all periods presented. The representative rate of exchange was U.S. $1.00 to 4.379  New Israeli Shekel (“NIS”) at December 31, 2003, U.S. $1.00 to NIS 4.308 at December 31, 2004 and U.S. $1.00 to NIS 4.603 at December 31, 2005.

(c)   Principles of Consolidation

The consolidated financial statements include the accounts of RadView Software Ltd. and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation.

(d)   Cash Equivalents and Restricted Cash

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less. Restricted cash is invested in a short-term bank deposit, which is used as security for Company’s guarantee to leased facilities. The deposit is in U.S. dollars and bears interest at an average rate of 3.274%.

Restricted cash as of December 31, 2005 consists of security for a bank guarantee to landlord in Israel.

(e)   Accounts Receivable Reserve

The Company provides for an allowance for doubtful accounts reserve against its accounts receivable. The reserve is computed for specific accounts, the collectibility of which is doubtful based upon the Company’s experience. A summary of the allowance for doubtful accounts is as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Balance at the beginning of year	$171	$72	$72
Provision (benefit)	(18)	25	—
Write-offs	(81)	(25)	(16)
Balance at the end of year	$72	$72	$56

\(f)   Property and Equipment, net

Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful life of the assets as follows:

Category	Estimated Useful Life
(In years)
Equipment	3
Office furniture	3 to 5
Leasehold improvements	Over the shorter of the term of the lease or the life of the asset

(g)   Impairment of Long-Lived Assets

The Company’s long-lived assets are reviewed for impairment in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to the future undiscounted cash flows expected to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets.

(h)   Severance Pay

In accordance with Israeli compensation law, the Company is required to make severance payments to Israeli employees upon their termination of employment. The amount of such severance payments is based on the most recent monthly salary multiplied by the number of years of employment as of the balance sheet date. The Company has accrued for the estimated total cost of severance pay as computed as of the balance sheet date. Severance expense totaled $178,000 in 2003, $192,000 in 2004 and $90,000 in 2005.

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

The Company recognizes revenue in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. Under SOP 97-2, revenues from software product licenses are recognized upon delivery of the software provided there is persuasive evidence of an agreement, the fee is fixed or determinable and collection of the related receivable is probable and no further obligations exist. Revenues under multiple-element arrangements, which may include software licenses, support and maintenance, and training and consulting services, are allocated to each element based on their respective fair values based on vendor-specific objective evidence. This objective evidence represents the price of products and services when sold separately. When vendor-specific objective evidence of fair value exists for undelivered elements but does not exist for delivered elements of a software arrangement, the Company uses the residual method for recognition of revenues, when all other revenue recognition criteria are met. Under the residual method, the Company defers revenues related to the undelivered elements based on their vendor specific objective evidence of fair value and recognizes the remaining arrangement fee for the delivered elements. When vendor-specific objective evidence of fair value for undelivered elements does not exist, and the only undelivered element is services,  revenues from the entire arrangement are recognized over the term of the service agreement.

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

(j)   Advertising Expenses

Advertising expenses are charged to the consolidated statements of operations as they are incurred. Advertising expenses totaled $62,000 in 2003, $177,000 in 2004, and $200,000 in 2005.

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

The Company has elected to early adopt the provisions of SFAS 123(R) effective January 1, 2005 following the modified prospective method of adoption described above.

The Company has determined the fair value of share-based payments issued after January 1, 2005 and unvested options granted in prior periods using the Black-Scholes option valuation model, using the following weighted-average assumptions:

	Year Ended December 31,
	2003	2004	2005
Expected life of option	5 years	4 years	4 years
Dividend yield	—	—	—
Expected volatility	135%	110%	123%
Risk-free interest rate	4.0%	3.4%	3.9%

Expected volatilities are based on historical volatility of the Company’s ordinary shares. The Company uses historical data to estimate option exercises and employee terminations within the valuation model. The expected term of options granted is based on the Company’s estimate and represents the period of time that options granted are expected to be outstanding. The risk-free rate is based on the U.S. Treasury yield curve.

For all periods presented before January 1, 2005, the Company elected to follow APB No. 25 and FASB Interpretation (“FIN”) No. 44, Accounting for Certain Transactions Involving Stock Compensation, in accounting for its employee stock option plans. Under APB No. 25, when the exercise price of an employee stock option is equivalent to or above the market price of the underlying stock on the date of grant, no compensation expense is recognized. The Company adopted the disclosure provisions of SFAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amended certain provisions of SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation, effective as of the beginning of the fiscal year.

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

	Year Ended December 31,
	2003	2004
	(In thousands, except per share data)
Net loss, as reported	$(5,085)	$(3,780)
Add: Stock-based employee compensation included in reported net loss	379	84
Deduct: Total stock-based employee compensation expense under fair value based methods	(873)	(347)
Pro forma net loss	$(5,579)	$(4,043)
Basic and diluted net loss per share:
As reported	$(0.31)	$(0.19)
Pro forma	$(0.34)	$(0.20)

The Company applies SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments that Are Issued to Other than Employee for Acquiring, or in Conjunction with Selling Goods or Services, with respect to options and warrants issued to nonemployees. SFAS No. 123 requires the use of option valuation models to measure the fair value of the options and warrants at the measurement date.

(n)   Reclassifications

Certain amounts in the accompanying consolidated financial statements have been reclassified to conform to the current period’s presentation.

(o)   Basic and Diluted Net Loss Per Share

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

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Stock options	3,710	3,264	3,033
Warrants	—	2,334	2,334
Additional investment rights	—	3,333	—
Warrants held by Comerica Bank	—	—	353

(p)   Fair Value of Financial Instruments

The Company’s financial instruments consist mainly of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, and line of credit. The carrying amounts of these instruments approximate their fair value due to their short-term maturity of such instruments.

(q)   Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, restricted cash and accounts receivables.

Cash, cash equivalents and restricted cash are invested mainly in U.S. dollars with major banks in Israel and the United States. Such deposits in the United States may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.

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

In 2003, no single customer represented greater than 10% of total revenues or greater than 10% of total accounts receivable as of December 31, 2003. In 2004, one customer represented 16% of total revenue in 2004 and one customer represented 16% of total accounts receivable as of December 31, 2004. In 2005, one customer represented 13% of total revenue and one customer represented 17% of total accounts receivable as of December 31, 2005.

(r)   Recently Issued Accounting Standards

In May 2005, the FASB issued SFAS No. 154, Accounting Changes and Error Corrections, a replacement of APB No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS 154 provides guidance on the accounting for and reporting of accounting changes and error corrections. APB No. 20 previously required that most voluntary changes in accounting principles be recognized by including in net income for the period of the change the cumulative effect of changing to the new accounting principle. SFAS 154 requires retroactive application to prior periods’ financial statements of a voluntary change in accounting principles unless it is impracticable. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

3.                 Technology License Transactions

(a)   Ixia

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

The Company was obligated to provide product updates and technical and engineering support to Ixia until July 2005. The Company recognized the $1,000,000 technology license fee as revenue over the 12-month period commencing July 7, 2004, which was the term the Company was obligated to provide support services to Ixia. The Company recognized as revenue the $250,000 payment in lieu of royalties on a straight-line basis over the remaining term from November 2004 until July 2005.

The Company recognized revenue under this technology license transaction of $575,000 in 2004 and $725,000 in 2005 that has been classified as software licenses revenues in the condensed consolidated statements of operations.

(b)   OPNET Technologies

On December 7, 2005, the Company and OPNET Technologies, Inc. (“OPNET”) entered into a license and distribution agreement (the “License Agreement”), which granted to OPNET a non-exclusive, non-royalty-bearing, perpetual source code license for the Company’s WebLOAD and WebFT products. In addition, the Company agreed to provide limited engineering support services for a period of eight weeks for the purpose of assisting OPNET with the use of the source code and up to ten days of training services for OPNET’s support personnel. OPNET was also was granted a right to extend the service period for up to an additional eight weeks for an additional fee. The total consideration under the agreement of approximately $572,000 was payable in cash as follows: $360,000 paid upon execution of the Agreement; $200,000 paid in bi-weekly installments in varying amounts through January 16, 2006; and $12,000 paid at varying dates as training services are performed.

According to SOP 97-2, if sufficient VSOE of the fair value of the elements does not exist to permit the allocation of revenue to the services and the only undelivered element is services, the entire arrangement fee should be recognized as the services are performed or on a straight-line basis over the service period if no other pattern of performance is discernible. The Company is recognizing the entire arrangement fee on a ratable basis over the initial eight-week engineering service period. The Company recognized revenue under this technology license transaction of $203,000 in 2005.

In January 2006, subsequent to the balance sheet date, OPNET exercised its right to extend the engineering services through March 2006 for an additional fee of $96,000. The revenue from these additional services will be recognized as they are delivered.

4.                 Restructuring Expenses

Restructuring expenses totaled $245,000 in 2003. There were no restructuring expenses in 2004 and 2005. The following is a reconciliation of the accrued restructuring charges for each of the three years ended December 31, 2005.

Description	Balance, Beginning of Year	Provision	Payments and Write-offs	Balance, End of Year
	(In thousands)
Year Ended-
December 31, 2003:
Employee severance costs	$—	$215	$(215)	$—
Idle-lease costs	612	22	(314)	320
Vendor contract termination fees	—	8	(8)	—
	$612	$245	$(537)	$320
December 31, 2004:
Employee severance costs	$—	$—	$—	$—
Idle-lease costs	320	—	(291)	29
	$320	$—	$(291)	$29
December 31, 2005:
Employee severance costs	$—	$—	$—	$—
Idle-lease costs	—	—	(29)	—
	$29	$—	$(29)	$—

Accrued restructuring charges payable within one year have been classified as a current liability in the accompanying consolidated balance sheets.

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

5.                 Property and Equipment, Net

	December 31,
	2004	2005
	(In thousands)
Equipment	$3,514	$3,593
Office furniture	218	218
Leasehold improvements	199	199
	3,931	4,010
Less—Accumulated depreciation	3,767	3,866
	$164	$144

Depreciation expense was $576,000 in 2003, $234,000 in 2004, and $99,000 in 2005.

6.                 Other Assets

	December 31,
	2004	2005
	(In thousands)
Severance pay funds	$502	$343
Deposits on operating leases	105	40
	$607	$383

7.                 Revolving Line of Credit Facility

On May 27, 2005, the Company, through RadView Software Inc., the Company’s U.S. subsidiary (the “U.S. Subsidiary”), obtained a one-year revolving line of credit facility with Comerica Bank for borrowings of up to $2.0 million. Advances under the facility were limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million.

Borrowings under the facility bear interest at the bank’s prime rate (3.68% as of December 31, 2005) plus 1.25%. Borrowings under the credit facility were secured by substantially all of the assets of the U.S. Subsidiary and specified assets of the Company, and guaranteed by the Company and specified subsidiaries of the Company. The Company and the U.S. Subsidiary were required to maintain compliance with financial covenants including: (a) a minimum cash balance of $1.0 million and (b) specified net income (loss) levels based on the Company’s consolidated operating budget. The Company borrowed $1.2 million under the line of credit. In December 2005, an event of default was incurred under the credit facility when the borrowings under the credit facility exceeded the collateral base and the Company was unable to repay the amount of the overadvance. The bank suspended all future borrowings under the facility and demanded repayment of the overadvance. The Company and the bank agreed upon a plan of repayment for all outstanding borrowings. As of December 31, 2005, outstanding borrowings under the revolving line of credit totaled $70,000. This amount was fully repaid in January 2006, subsequent to the balance sheet date, and the revolving line of credit facility was terminated.

In connection with the facility, the Company issued to the bank a warrant to purchase 352,941 of the Company’s ordinary shares at an exercise price of $0.17 per share. The warrant was exercisable immediately and has a term of seven years. The warrant also provides for piggyback registration rights. These warrants are not affected by the early termination of the revolving line of credit facility. Pursuant to an evaluation of the terms of the warrant under the provisions of EITF 00-19, the Company has classified the warrant issued in connection with the line of credit as equity.

The total consideration of $1.3 million under the credit facility was allocated based on the relative fair values of the revolving line of credit and the warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. At the grant date, the fair value of the warrants was determined to be $52,000 using the Black-Scholes option-pricing model assuming a risk free interest of 3.9%, a volatility factor of 120%, dividend yield of 0% and contractual life of seven years.

The Company also incurred financing costs totaling $70,000 consisting of bank fees and legal costs , which have been accounted for as deferred financing costs, until fully amortized following the repayment of the loan. The warrant costs and deferred financing costs were amortized as interest expense over the life of the revolving credit facility. Amortization of warrants costs and deferred financing costs totaled $122,000 in 2005.

8.                 Accrued Expenses

	December 31,
	2004	2005
	(In thousands)
Employee compensation and related costs	$696	$617
Other accrued expenses	416	517
	$1,112	$1,134

9.                 Deferred Revenues

	December 31,
	2004	2005
	(In thousands)
Maintenance contracts	$1,082	$1,124
Technology license arrangements (Note 3)	725	369
Other deferred revenues	98	166
	$1,905	$1,659

10.          Commitments and contingent liabilities

(a)   Lease Obligations

The Company operates primarily from leased facilities. Lease agreements expire through July 2009. Annual minimum future rental payments due under the lease agreements as of December 31, 2005 are as follows:

Amount
(In thousands)
For the Year Ending December 31,
2006	157
2007	86
2008	89
2009	52
$384

Rent expense, net of sublease income and idle-lease restructuring credits, was $335,000 in 2003, $350,000 in 2004, and $284,000 in 2005.

(b)   Royalties

In June 2003, the Company entered into a distribution agreement for the rights to re-brand, market and distribute certain software products from Altaworks Corporation under the Company’s private label name of WebLOAD Analyzer. The Company was required to pay royalties based on selling price at rates decreasing from 50% to 20% based on specified revenue volume levels. This distribution agreement was terminated in December  2005.

In May 2005, the Company entered into a distribution agreement with another third party to re-brand, market and distribute certain software products of a third party also under the Company’s private label name of WebLOAD Analyzer. The Company is required to pay royalties to the third party based on the Company’s selling price for end-user revenues from the WebLOAD Analyzer product.

Royalties incurred in connection with these royalty arrangements totaled $25,000 in 2003, $28,000 in 2004 and $88,000 in 2005 and have been classified as cost of license revenues.

11.          Shareholders’ Equity (Deficit)

(a)   Authorized Share Capital

As of December 31, 2005, the Company has authorized 40,000,000 ordinary shares NIS 0.01 par value. Ordinary shares confer upon their holders voting rights, the right to receive dividends or bonus shares, if declared, and the right to share in the excess assets upon liquidation of the Company.

(b)   Treasury Shares

As of December 31, 2005, the Company holds 134,000 of ordinary shares as treasury shares at an aggregate cost of $100,000. Although such shares are legally considered outstanding, the Company has no dividend or voting rights associated with its treasury shares.

(c)   Dividends

The Company has never paid cash dividends to shareholders. The Company intends to retain future earnings for use in its business and does not anticipate paying cash dividends on its ordinary shares in the foreseeable future.

(d)   Private Placement

In March 2004, the Company completed a private placement (the “Private Placement”) of its ordinary shares, additional investment rights to purchase ordinary shares (the “Additional Investment Rights”) and four series of warrants to purchase ordinary shares (the “Warrants”) pursuant to a securities purchase agreement (the “Purchase Agreement”) between the Company and certain purchasers named therein (the “Purchasers”), in reliance on an exemption under Section 4(2) of the Securities Act of 1933, as amended, and Regulation D promulgated thereunder.

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

(e)   Warrants and Additional Investment Rights

In connection with the Private Placement, the Company issued to the Purchasers Additional Investment Rights to purchase 3,333,331 ordinary shares at an exercise price of $0.81 per share, exercisable from March 11, 2004 until June 17, 2005. None of the Additional Investment Rights were exercised before their expiration in June 2005 and are no longer outstanding as of December 31, 2005.

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

In May 2005, the exercise price of the Warrants was reduced in accordance with the anti-dilution provisions of the Warrants when the Company issued a warrant to a bank (see Note 7) at an exercise price below the then current exercise price of the Warrants. The table above reflects the adjusted exercise price for the Warrants immediately following the issuance of the bank warrant.

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

As for warrants issued to a bank in connection with a revolving line of credit, see Note 7.

(f)   Employee Share Purchase Plan

In November 2002, the Company established an employee share purchase plan (the “ESPP”) which permits the eligible employees of the Company to purchase shares of the Company’s ordinary shares at 85% of the closing market price on either the first day or the last day of the applicable three-month period, whichever is lower. Employees may participate in the ESPP through regular payroll deductions of up to 10% of their pre-tax gross salary. Subject to adjustment for stock splits, stock dividends and similar events, a maximum of 1,500,000 ordinary shares may be issued under the ESPP. No ordinary shares were issued in connection with the ESPP in 2003, 2004 and 2005. As of December 31, 2005, there are 1,491,791 ordinary shares available for future issuance under the ESPP.

(g)   Stock Option Plans

The Company has approved for issuance an aggregate of 7,811,862 ordinary shares for the issuance of stock options under three stock option plans as follows:

•       4,786,622 ordinary shares approved for issuance under a key employee share incentive plan (the “1996 Option Plan”) adopted in 1996 and amended in 2001 and 2003;

•       75,240 ordinary shares approved for issuance under an affiliate stock option plan (the “1997 Option Plan”) adopted in 1997; and

•       2,950,000 ordinary shares approved for issuance under the United States Share Incentive Plan (the “2000 Option Plan”) adopted in 2000 and amended in 2001.

The 1996 Option Plan provides for the grant by the Company of option awards to officers and employees of the Company and its subsidiaries and to non-employees. The options granted under the 1996 Option Plan vest ratably over vesting periods ranging from three to five years of employment and expire 62 months from the date of issuance.

The 1997 Option Plan provided for the grant by the Company of nonqualified option awards to employees of RAD-Bynet Group of companies, which are affiliated companies. Options granted under this plan vest ratably over four years and expire 62 months from date of issuance. Through December 31, 2000, all available authorized options under this plan had been granted. No options were granted under this plan since completion of the initial public offering in August 2000. The Company accounted for these options in accordance with SFAS No. 123 utilizing the Black-Scholes option-pricing model. The Company has charged to operations $8,000 in 2003 and $3,000 in 2004 in connection with these options. As of December 31, 2005, there were no options outstanding under this plan.

The 2000 Option Plan provides for the grant by the Company of option awards to officers and employees of its U.S. subsidiary. Options granted under the 2000 Option Plan vest ratably over three to four years of employment and expire 10 years from the date of issuance.

Under all option plans, any options that are cancelled or forfeited before expiration become available for future grants. As of December 31, 2005, there were 3,371,772 options available for future grant.

Transactions related to the Company’s stock option plans for each of the three years in the period ended December 31, 2005 are summarized as follows:

	Options Outstanding	Weighted Average Exercise Price Per Share	Weighted Average Fair Value of Options Granted
Outstanding, December 31, 2002	4,667,198	$1.10
Granted	817,500	0.17	$0.15
Exercised	(589,368)	0.31
Forfeited, cancelled or expired	(1,185,166)	1.59
Outstanding, December 31, 2003	3,710,164	0.87
Granted	192,500	0.45	$0.34
Exercised	(131,806)	0.24
Forfeited, cancelled or expired	(507,280)	0.97
Outstanding, December 31, 2004	3,263,578	0.85
Granted	1,101,055	0.21	$0.16
Exercised	—	—
Forfeited, cancelled or expired	(1,331,753)	1.44
Outstanding, December 31, 2005	3,032,880	$0.36
Exercisable, December 31, 2003	2,125,761	$1.16
Exercisable, December 31, 2004	2,307,738	$1.08
Exercisable, December 31, 2005	1,866,508	$0.43

The following table summarizes information about options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Remaining Contractual Life in Years	Weighted Average Exercise Price	Number Outstanding at December 31, 2005	Weighted Average Exercise Price
$0.16 - $0.18	294,177	2.8	$0.16	215,012	$0.16
$0.22	777,272	6.9	0.22	162,939	0.22
$0.25 - $0.27	298,931	6.1	0.26	284,181	0.26
$0.28	1,100,000	6.0	0.28	670,001	0.28
$0.32 - $0.95	562,500	4.8	0.86	534,375	0.89
	3,032,880	5.7	$0.36	1,866,508	$0.43

Through December 31, 2004 the amount of stock-based compensation arising from the difference between the exercise price and the fair market value on the date of the grant is included in shareholders’ equity as deferred compensation and totaled $8.5 million. Under APB Opinion No. 25, deferred compensation was amortized over the vesting periods of the underlying options as stock-based compensation expense.

The Company has elected to early adopt the provisions of SFAS 123(R) effective January 1, 2005 with respect to is stock-based payments to employees. The Company used the “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of SFAS 123(R) for all share-based payments granted after the effective date and (b) based on the requirements of SFAS 123 for all awards granted to employees prior to the effective date of SFAS 123(R) that remain unvested on the effective date.

Stock-based compensation expense included in the reported net loss totaled $387,000 in 2003, $84,000 in 2004 and $116,000 in 2005.

The cumulative effect of the change in accounting principle related to the adoption of SFAS 123(R) was immaterial. Additional information related to our stock-based compensation awards is presented below along with the additional disclosures required by SFAS 123(R).

During 2003, the Company extended the exercise period for a former employee. The extension was accounted for under FIN No. 44, by applying a new measurement date, which resulted in no additional compensation expenses.

The following table summarizes the weighted average fair value of options granted for each of the three years in the period ended December 31, 2005:

	For Options on the Grant Date that:
For the Year Ended:	Exercise Price is Equal to Market Price	Exercise Price is Greater than Market Price
December 31, 2003:
Weighted average exercise price	$0.16	$0.32
Weighted average fair value on grant date	$0.14	$0.24
December 31, 2004:
Weighted average exercise price	$0.45	—
Weighted average fair value on grant date	$0.34	—
December 31, 2005:
Weighted average exercise price	$0.21	$0.22
Weighted average fair value on grant date	$0.17	$0.14

The following table presents information regarding unvested stock option activity as of December 31, 2005:

	Number of Options	Weighted Average Grant-Date Fair Value
Unvested at January 1, 2005	955,840	$0.25
Granted	1,101,055	$0.16
Vested	(524,644)	$0.23
Forfeited	(365,879)	$0.18
Unvested at December 31, 2005	1,166,372	$0.20

As of December 31, 2005, there was $235,000 of total unrecognized compensation cost related to unvested stock options. Unrecognized compensation cost is expected to be recognized over a weighted average period of 2.7 years. Total fair value of shares vested during the year ended December 31, 2005 was $180,000.

12.          Taxes on Income

(a)          Measurement of taxable income under the Income Tax (Inflationary Adjustments) Law, 1985

Results for tax purposes of RadView Software Ltd. are measured and reflected in accordance with the change in the Israeli Consumer Price Index (“CPI”). As described elsewhere, the Company’s consolidated financial statements are presented in U.S. dollars. The difference between the change in the Israeli CPI and the exchange rate between the U.S. dollar and the NIS causes a difference between taxable income or loss and the income or loss before taxes reflected in the consolidated financial statements. In accordance with SFAS No. 109, the Company has not provided deferred income taxes on this difference between the reporting currency and the tax bases of assets and liabilities.

(b)          Tax benefits under the Law for the Encouragement of Capital Investments, 1959 (“the Law”)

In 1998, the Company’s investment program totaling $66,000 was granted Approved Enterprise status under the Law. The Company elected to adopt the “Alternative Benefits Program Status.”  This status entitles the Company to a benefit period of seven years on income derived from this program as follows: (a) a full income tax exemption for the first two years and (b) a reduced income tax rate of 25%, instead of the regular rate of 34% in 2005, for the remaining five-year period. Depending on the level of non-Israel investments in the Company, the period for which the Company is entitled to a reduced tax rate of 25% can be extended to eight years. The period of the benefit is limited to 12 years from commencement of production or 14 years from the date of approval. As the Company has not yet reported any taxable income, the benefit period has not yet commenced. The tax benefit will expire in 2007.

The benefits from the Company’s approved enterprise programs are dependent upon the Company fulfilling the conditions stipulated by the Law for Encouragement of Capital Investments, 1959 and the regulations published under this law, as well as the specific criteria in the Company’s approved enterprise programs. If the Company does not comply with these conditions, the tax benefits may be canceled, and the Company may be required to refund the amount of the canceled benefits, with the addition of linkage differences and interest. As of the date of these financial statements, the Company believes it complies with these conditions.

If the Company distributes a cash dividend out of retained earnings which were tax exempt due to its approved enterprise status, the Company would have to pay a 25% corporate tax on the amount distributed, and a further 15% withholding tax would be deducted from the amounts distributed to the recipients.

As of December 31, 2005, the Company does not have retained earnings and accordingly, no tax-exempt income. Tax-exempt income attributable to the Approved Enterprise cannot be distributed to shareholders without subjecting the Company to taxes except upon complete liquidation of the Company. If the retained tax-exempt income is distributed in a manner other than upon the complete liquidation of the Company, it would be taxed at the corporate tax rate applicable to such profits as if the Company had not elected alternative tax benefits. The Company’s board of directors does not intend to distribute any amounts of its undistributed tax-exempt income as dividends.

On April 1, 2005, an amendment to the Investment Law came into effect (the “Amendment”) and has significantly changed the provisions of the Investment Law. The Amendment limits the scope of enterprises which may be approved by the Investment Center by setting criteria for the approval of a facility as a Privileged Enterprise, such as provisions generally requiring that at least 25% of the Privileged Enterprise’s income will be derived from export. Additionally, the Amendment enacted major changes in the manner in which tax benefits are awarded under the Investment Law so that companies no longer require Investment Center approval in order to qualify for tax benefits.

In addition, the Investment Law provides that terms and benefits included in any certificate of approval already granted will remain subject to the provisions of the law as they were on the date of such approval. Therefore, the Company’s existing Approved Enterprise will generally not be subject to the provisions of the Amendment.

As a result of the Amendment, tax-exempt income generated under the provisions of the new law will subject the Company to taxes upon distribution or liquidation and the Company may be required to record a deferred tax liability with respect to such tax-exempt income.

Income from sources other than the Approved Enterprise during the benefit period will be subject to tax at the regular corporate tax rate. Israeli companies are subject to income tax at the corporate tax rate of 34% for the 2005 tax year. On July 25, 2005, the Knesset (Israeli Parliament) passed the Law for the Amendment of the Income Tax Ordinance (No. 147), 2005, which prescribes, among others, a gradual decrease in the corporate tax rate in Israel to the following tax rates: 31% in 2006, 29% in 2007, 27% in 2008, 26% in 2009and 25% in 2010 and years thereafter.

Due to reported losses for tax purposes, the benefit period under the Approved Enterprise program has not yet commenced.

By virtue of this law, the Company is entitled to claim accelerated depreciation on equipment used by the Approved Enterprise during five tax years. The Company has received final approval in respect to the investment program.

(c)           Tax benefits under Israel’s Law for the Encouragement of Industry (Taxation), 1969

The Company currently qualifies as an “Industrial Company” under the Law for Encouragement of Industry (Taxes), 1969 and is therefore entitled to tax benefits, mainly accelerated depreciation of machinery and equipment and deduction of expenses incurred in connection with a public offering.

(d)          Income (Loss) before Income Tax

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Israel	$(1,104)	$(185)	$507
United States	(3,981)	(3,595)	(2,972)
	$(5,085)	$(3,780)	$(2,465)

(e)           Net Operating Losses

As of December 31, 2005, the Company’s net operating loss carry forwards for Israeli tax purposes amounted to approximately $17.2 million. These net operating losses may be carried forward indefinitely and offset against future taxable business income. The Company expects that during the period in which these tax losses are utilized its income would be substantially tax-exempt. There will be no tax benefit available from these losses and no deferred income taxes have been included in these financial statements. Deferred taxes in respect of other temporary differences are immaterial.

Through December 31, 1995, the Company’s losses generated in Israel for tax purposes were assigned to a shareholder, and are not available to the Company.

The Company’s U.S. subsidiary’s carry forward tax losses through December 31, 2005 totaled approximately $34.6 million. These losses are available to offset future U.S. taxable income of the U.S. subsidiary and will expire between the years 2012 and 2025. Net operating loss carry forwards are subject to review and possible adjustments by the Internal Revenue Service and may be limited in the event of certain cumulative changes in excess of 50% in the ownership interests of significant shareholders over a three-year period.

The components of the Company’s U.S. deferred tax asset are approximately as follows:

	December 31,
	2004	2005
	(In thousands)
Net operating loss carry forwards	$12,638	$13,838
Temporary differences	67	74
	12,704	13,912
Less—Valuation allowance	12,704	13,912
Net deferred tax asset	$—	$—

As of December 31, 2005 the Company had provided valuation allowances of approximately $13.9 million in respect of deferred tax assets resulting from tax loss carry forwards, and other temporary differences. The valuation allowance increased $667,000 in 2003, $1,782,000 in 2004, and $1,208,000 in 2005. Management currently believes that since the Company has a history of losses, it is not likely that those deferred taxes will be realized in the foreseeable future.

The main reconciling items between the statutory tax rate of the Company and the effective tax rate are the non-recognition of tax benefits from accumulated net operating losses carry forward among the various subsidiaries worldwide due to the uncertainty of the realization of such tax benefits and the effect of approved enterprise.

(f)             Final Tax Assessments

The Company has received final tax assessments in Israel regarding tax years through the end of 2003.

13.          Related Party Balances and Transactions

Balances with related parties consisted of the following:

	December 31,
	2004	2005
	(In thousands)
Accounts receivable	$3	$2
Accounts payable and accrued expenses	12	22

Transactions with related parties consisted of the following:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
Revenues	$2	$2	$—
Costs and expenses	(34)	(46)	(42)

Management believes that all related party transactions have been conducted on an arm’s-length basis.

14.          Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of the end-user customer.

The Company’s revenues by its customers’ geographic locations are as follows:

	Year Ended December 31,
	2003	2004	2005
	(In thousands)
United States	$3,251	$3,409	$3,875
Europe	933	731	895
Israel	110	258	515
Other	542	265	360
	$4,836	$4,663	$5,645

The Company’s long-lived assets by geographic location are as follows:

	December 31,
	2004	2005
	(In thousands)
United States	$160	$90
Europe	7	3
Israel	604	434
Total	$771	$527

For major customers, see Note 2 (q).

15.          Quarterly Statement of Operations Information (Unaudited)

The following table presents a summary of quarterly results of operations for the years ended
December 31, 2004 and 2005:

	Mar. 31, 2004	June 30, 2004	Sept. 30, 2004	Dec. 31, 2004
	(In thousands, except per share data)
Total revenues	$980	$1,068	$1,286	$1,329
Gross profit	$869	$973	$1,187	$1,221
Net loss	$(1,151)	$(995)	$(768)	$(866)
Basic and diluted net loss per share	$(0.06)	$(0.05)	$(0.04)	$(0.04)

	Mar. 31, 2005	June 30, 2005	Sept. 30, 2005	Dec. 31, 2005
	(In thousands, except per share data)
Total revenues	$1,507	$1,640	$1,247	$1,251
Gross profit	$1,414	$1,553	$1,089	$1,187
Net loss	$(743)	$(569)	$(635)	$(518)
Basic and diluted net loss per share	$(0.04)	$(0.03)	$(0.03)	$(0.03)

Item 9.                        CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.                CONTROLS AND PROCEDURES

Evaluation of Controls and Procedures

As of December 31, 2005, under the supervision and with the participation of our management, including our Chief Executive Officer, or CEO, and Chief Financial Officer, or CFO, an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) was performed. Based on this evaluation, the CEO and CFO have concluded that as of December 31, 2005 our disclosure controls and procedures are effective to ensure that material information is recorded, processed, summarized and reported by our management on a timely basis in order to comply with our disclosure obligations under the Securities Exchange Act of 1934 and the SEC rules thereunder.

Inherent Limitations on Effectiveness of Controls

Our management, including our CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent or detect all error and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control system’s objectives will be met. The design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Further, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls can also be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, controls may become inadequate because of changes in conditions or deterioration in the degree of compliance with policies or procedures.

Changes in internal controls

There were no significant changes in our internal controls or in other factors during the fourth quarter of 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls.

PART III

Item 10.                 DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information required by this item is incorporated herein by reference to the section titled “Proposal One—Election of Directors” in our definitive Proxy Statement (the “Proxy Statement”) relating to our Annual Meeting of Shareholders to be held on or about June 5, 2006, to be filed pursuant to Regulation 14A of the Securities Exchange Act of 1934 with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year to which this Annual Report on Form 10-K relates.

Item 11.                 EXECUTIVE COMPENSATION

The information required by this item is incorporated herein by reference to the section titled “Executive Compensation” included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 5, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year to which this Annual Report on Form 10-K relates.

Item 12.                 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The information required by this item is incorporated herein by reference to the section titled “Security Ownership of Certain Beneficial Owners and Management” included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 5, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year to which this Annual Report on Form 10-K relates.

Item 13.                 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information required by this item is incorporated herein by reference to the section titled “Compensation Committee Interlocks and Insider Participation,” and “Certain Relationships and Related Transactions” included in the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held on or about June 5, 2006, which will be filed with the Securities and Exchange Commission within 120 days after the end of the Company’s fiscal year to which this Annual Report on Form 10-K relates.

Item 14.                 PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents the aggregate fees for professional audit services and other services rendered by the Company’s independent auditors, Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global, in 2004 and 2005.

	Year Ended December 31,
	2004	2005
Audit Fees	$62,500	$63,000
Tax Fees	5,000	5,000
All Other Fees	—	7,100
	$67,500	$75,100

Audit Fees consist of fees billed for the annual audit and the quarterly reviews of the Company’s consolidated financial statements. Audit Fees also include fees billed for other audit services, which are those services that only the external auditor reasonably can provide, and include services performed in connection with documents filed with the SEC.

Tax Fees include fees billed for tax compliance services, including the preparation of tax returns and claims for refund and tax consultations.

All Other Fees include fees billed for assistance with tax examinations by Israeli income tax authorities.

The Audit Committee is required to approve in advance any audit or non-audit services performed by the Company’s independent public accountants that do not meet the pre-approval standards established by the audit committee. The pre-approval policies and procedures established by the Audit Committee require that the Audit Committee meet with the independent auditor and financial management prior to the audit to review planning and staffing, the scope of the proposed audit for the current year, the audit procedures to be utilized, and the proposed fees. During 2004 and 2005, 100% of the fees for services rendered by the Company’s independent auditors were pre-approved by the Audit Committee.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1) Financial Statements.

Financial statements are shown in the index in Item 8 of this report.

(a)(2) Schedules.

All schedules have been omitted because either they are not required, are not applicable, or the information is otherwise set forth in the Consolidated Financial Statements and notes thereto.

(a)(3) Exhibits.

The following exhibits are filed as part of this Annual Report on Form 10-K.

Exhibit No.	Description
3.1	Memorandum of Association of Registrant (English translation) (filed as Exhibit 3.1 to the Company’s Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
3.2

Amended and Restated Form of Articles of Association of Registrant (filed as Appendix B to the Company’s Proxy Statement Pursuant to Section 14(a) for the Year Ended December 31, 2000, and incorporated herein by reference)

4.1	Form of Ordinary Share Certificate (filed as Exhibit 4.1 to the Company’s Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
4.2	Investor Rights Agreement (filed as Exhibit 4.2 to the Company’s Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.1

Lease Agreement for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation) (filed as Exhibit 10.1 to the Company’s Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.1a

Amendment to Lease Agreement dated May 26, 2005 for 2 Habarzel St., Tel-Aviv, 69710, Israel (English Translation) (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

10.2

Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts (filed as Exhibit 10.2 to the Company’s Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.2a

First Amendment to Lease Agreement for 7 New England Executive Park, Burlington, Massachusetts, 01803 dated July 20, 2004 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2004, and incorporated herein by reference)

10.3

Lease Agreement for 890 Hillview Court, Suite 130, Milpitas, California 95035 (filed as Exhibit 10.3 to the Company’s Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)

10.4	Amended and Restated Key Employee Share Incentive Plan (1996) (filed as Exhibit 99.1 to the Company’s Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.5	Amended and Restated United States Share Incentive Plan (2000) (filed as Exhibit 99.2 to the Company’s Registration Statement on Form S-8, No. 333-67086, and incorporated herein by reference)
10.6	Form of Indemnification Agreement (filed as Exhibit 10.7 to the Company’s Registration Statement on Form F-1, No. 333-41526, and incorporated herein by reference)
10.7	Employee Share Purchase Plan (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended September 30, 2002, and incorporated herein by reference)

10.8

Employment Agreement dated February 6, 2001 with Ilan Kinreich, President and Chief Executive Officer (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended March 31, 2001, and incorporated herein by reference)

10.9

Employment Agreement dated September 16, 2003 with Christopher Dineen, Chief Financial Officer (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarter ended September 30, 2003, and incorporated herein by reference)

10.10

Development, Publishing and Distribution Agreement, dated as of February 7, 2003, between Ixia and RadView Software Ltd. (filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 7, 2004 and incorporated herein by referenced) **

10.11

Amendment Number One to the Development, Publishing and Distribution Agreement, dated July 7, 2004, between Ixia and RadView Software Ltd. (filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 7, 2004 and incorporated herein by referenced) **

10.12

License and Distribution Agreement between Allen Systems Group and RadView Software Ltd., dated as of December 21, 2004 (filed as Exhibit 10.12 to the Company’s Form 10-K for the year ended December 31, 2004, and incorporated herein by reference) **

10.13*	License and Distribution Agreement between OPNET Technologies Inc and RadView Software Ltd., dated as of December 7, 2005.
10.14

Loan and Security Agreement between RadView Software Inc. and Comerica Bank dated May 25, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

10.15

Third Party Security Agreement between RadView Software Ltd. and Comerica Bank dated May 25, 2005 (filed as Exhibit 10.1 to the Company’s Form 10-Q for the quarterly period ended June 30, 2005, and incorporated herein by reference)

10.16*	Loan Payoff and Termination Agreement between RadView Software, Inc. and Comerica Bank dated January 13, 2006.
10.17*	Bridge Loan Agreement between Fortissimo Capital Fund GP, L.P., and RadView Software Ltd., dated as of January 26, 2006.
10.18*	Share Purchase Agreement between Fortissimo Capital Fund GP, L.P. and RadView Software Ltd., dated as of April 4, 2006.
10.19*	Convertible Loan Agreement between Fortissimo Capital Fund GP, L.P. and RadView Software Ltd., dated as of April 4, 2006.
21.1	Subsidiaries of the Registrant (filed as Exhibit 21.1 to the Company’s Form 10-K for the year ended December 31, 2001, and incorporated herein by reference)
23.1*	Consent of Independent Registered Public Accounting Firm, Kost Forer Gabbay & Kasierer, a Member of Ernst & Young Global
31.1*	Certification by Chief Executive Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification by Chief Financial Officer pursuant to 15 U.S.C. Section 7241, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32*	Certification pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*                    Filed herewith

**             A request for confidential treatment was filed for certain portions of the indicated document. Confidential portions have been omitted and filed separately with the Commission as required by Rule 406.

SIGNATURES

Pursuant to the requirements of the Securities Act of 1934, the registrant, RadView Software Ltd., has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Burlington, in the Commonwealth of Massachusetts, on this 13th day of April, 2006.

RadView Software Ltd.
By:	/s/ ILAN KINREICH
Ilan Kinreich
President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated:

Signature	Title	Date
/s/ ILAN KINREICH	President, Chief Executive Officer and Director	April 13, 2006
Ilan Kinreich
/s/ SHAI BEILIS	Director and Chairman of the Board	April 13, 2006
Shai Beilis
/s/ DAVID ASSIA	Director	April 13, 2006
David Assia
/s/ YOCHAI HACOHEN	Director	April 13, 2006
Yochai Hacohen
/s/ CHRISTOPHER DINEEN	Chief Financial Officer	April 13, 2006
Christopher Dineen