Form 10-K/A
period 2005-12-31
RADVIEW SOFTWARE LTD
filed 2006-05-01
CIK 1114999

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
Yes  ☐  No  ☒.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐  No  ☒.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  ☒  No  ☐.

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

Indicate by check mark if the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes  ☐  No  ☒.

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

This Form 10-K/A Amendment No. 1 is being filed by RadView Software Ltd. (the “Company”) in order to include the information required by Items 10 through 13 of Part III of Form 10-K under the Securities Exchange Act of 1934, as amended. The Company’s Annual Report on Form 10-K was filed with the Securities and Exchange Commission on April 14, 2006 and provided for the incorporation by reference in Items 10 through 13 of the information contained in the Company’s proxy statement to be issued in connection with its 2006 Annual Meeting of shareholders. The Company will not file its proxy statement by April 30, 2006.

The Annual Report on Form 10-K for the fiscal year ended December 31, 2005 of the Company, as filed with the Securities and Exchange Commission on April 14, 2006, is hereby amended by amending and restating Items 10 through 13 of Part III.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Appointment of New Director

In accordance with the Company’s articles of association, the Company’s board of directors has appointed Eli Blatt as a director of the Company effective April 26, 2006 to serve until the next annual meeting of shareholders. Information about Mr. Blatt is presented below.

Mr. Blatt, along with one of the Company’s other directors, Yochai Hacohen, is a partner in Fortissimo Capital Funds G.P. L.P. (“Fortissimo”). As reported elsewhere in this Annual Report on Form 10-K, Fortissimo and the Company have entered into definitive agreements for an investment by Fortissimo in convertible preferred shares and convertible debt of the Company. Fortissimo has provided the Company with interim financing pursuant to a bridge loan agreement that provides for up to $500,000 of bridge loans, of which the Company has borrowed $330,000 as of April 30, 2006.

Information about Directors and Executive Officers

The following table contains certain information about the directors and executive officers of the registrant:

Name

Age

Position

Shai Beilis	57	Chairman of the Board
Ilan Kinreich	48	Chief Executive Officer, President and Director
Christopher Dineen	37	Chief Financial Officer
David Assia	54	Director
Yochai Hacohen	40	Director
Eli Blatt	43	Director

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

DAVID ASSIA has served as an External Director of the Company since November 2002. Mr. Assia, a co-founder and acting CEO since August 2005 of Magic Software Enterprises Ltd., has served as Chairman and/or Vice Chairman of Magic Software since 1986, and as a director of Magic Software since its inception in 1984. From 1986 until September 1997, he was Chief Executive Officer of Magic Software. He also serves as a Director of Aladdin Knowledge Systems Ltd., Babylon Ltd. and Enformia Ltd. Mr. Assia holds B.A. and M.B.A. degrees from Tel Aviv University.

YOCHAI HACOHEN has served as a Director of the Company since February 2006. Mr. Hacohen joined Fortissimo in May 2004 and became a partner in January 2005. From October 2003 through May 2004, Mr. Hacohen served as the General Manager of a U.S. division of Magal Security Systems Ltd., a provider of hardware and software solutions for the surveillance market. From October 1998 through September 2002, Mr. Hacohen served as the Director of EMEA Sales and Marketing for the video recording division of Nice Systems Ltd., a provider of digital video and audio recording solutions. Mr. Hacohen received a B.Sc. degree in biotechnology and M.B.A. in marketing from Tel Aviv University. Mr. Hacohen also served in an elite intelligence unit in the Israel defense forces.

ELI BLATT has served as Director of the Company since April 26, 2006. Mr. Hacohen joined Fortissimo as a partner January 2005. From March 1999 through May 2004, Mr. Blatt served as the Chief Financial Officer and Vice President of Operations of Noosh, Inc., a supplier of cross-enterprise e-business software solutions. From September 1997 through February 1999, Mr. Blatt served as the Director of Operations for CheckPoint Software Technologies Inc., an Internet security company, where he was responsible for OEM operations, product licensing and customer service. Mr. Blatt currently serves on the board of directors of Telrad Networks and NUR Macroprinters Ltd. Mr. Blatt received an MBA degree from Indiana University and a B.Sc. degree in Industrial Engineering from Tel Aviv University. Mr. Blatt also served as a fighter pilot in the Israeli air force.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers, and persons who own more than ten percent of a registered class of the Company’s equity securities, to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of ordinary share and other equity securities of the Company.

The Company believes that during the 2005 fiscal year, the officers, directors and holders of more than 10% of the Company’s ordinary shares complied with all Section 16(a) filing requirements.

Item 11. EXECUTIVE COMPENSATION

The following tables set forth certain information with respect to compensation paid or accrued for services rendered to the Company in all capacities for each of the three fiscal years ended December 31, 2005 by its Chief Executive Officer and the other executive officer of the Company whose salary and bonus during the fiscal year ended December 31, 2005 exceeded $100,000 (collectively, the “Named Executive Officers”). The Company had no other executive officers in the year ended December 31, 2005.

SUMMARY COMPENSATION TABLE

					Long-Term Compensation Awards
		Annual Compensation			Number of
Name and Principal Position	Fiscal Year	Salary	Bonus	Other Annual Compensation	Securities Underlying Options

Ilan Kinreich,	2005	$174,677	$24,243	—	—
Chief Executive Officer	2004	171,000	18,311	—	—
and President	2003	179,038	—	—	—

Christopher Dineen	2005	133,779	23,156	—	117,400
Chief Financial Officer	2004	118,096	22,111	—	—
	2003	100,962	—	—	75,000

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

In addition, certain key employees of the Company, including Messrs. Kinreich and Dineen have a change of control agreement with the Company under which (i) fifty percent (50%) of unvested stock options and/or restricted shares then held by the employee shall immediately vest upon a change of control of the Company; (ii) they will receive a severance package consisting of six months’ base salary, plus any accrued compensation, reimbursements and vacation time owed; and (iii) the remaining unvested stock options and/or restricted shares then held by the employee shall immediately vest, if the employee terminates his employment with the Company for a good reason, as defined therein, or his employment is terminated without cause, each within twelve (12) months of a change in control of the Company. Under the terms of the change of control agreements, a change of control will be deemed to have occurred upon the following events: (a) a sale, lease or other transfer of all or substantially all of the assets of the Company; (b) persons constituting the Board of Directors of the Company on the date of the agreement or new directors approved by those persons cease to constitute a majority of the members of the Board of Directors; (c) a merger of the Company with another entity following which the shareholders of the Company do not own 50% of the voting power of the securities of the entity acquiring the Company; (d) a third party acquires 25% or more of the total number of votes that may be cast for the Directors of the Company; or (e) the Directors adopt a resolution stating that a change in control has occurred for the purposes of the agreement. The Company expects that upon consummation of the investment by Fortissimo, as described elsewhere in the Annual Report on Form 10-K, a change in control event will occur.

Option Grants

The following table presents each grant of ordinary share options during the fiscal year ended December 31, 2005 to each of the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

Name	Number of Securities Underlying Options Granted		Percent of Total Options Granted To Employees In 2005 (1)	Exercise Price Per Share (2)	Expiration Date	Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Terms (3)
						5%	10%

Ilan Kinreich	—		—	—	—	—	—
Christopher Dineen	100,000	(4)	9.1%	$0.22	3/15/15	$13,836	$35,062
	17,400	(4)	1.6%	0.22	4/29/15	2,407	6,101

(1)   Percentages shown under “Percent of Total Options Granted to Employees in 2005” are based on an aggregate of 1,101,055 options granted to our employees under our option plans during 2005.

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

The following table sets forth information with respect to (i) stock options exercised in the fiscal year ended December 31, 2005 by the Named Executive Officers and (ii) unexercised stock options held by such individuals.

AGGREGATED OPTION EXERCISES IN 2005
AND FISCAL YEAR-END OPTION VALUES

Name	Shares Acquired on Exercise (#)	Value Realized	Number of Securities Underlying Unexercised Options at December 31, 2005		Value of Unexercised in-the-Money Options at December 31, 2005
			Exercisable	Unexercisable	Exercisable	Unexercisable

Ilan Kinreich	—	—	520,000	430,000	—	—
Christopher Dineen	—	—	132,150	120,250	—	—

REPORT OF COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

This report is submitted by the Compensation Committee. The Compensation Committee currently consists of Shai Beilis and David Assia. Each of the members of the Compensation Committee is an independent director under the rules of the SEC and Nasdaq.

Compensation Philosophy. The Company’s executive compensation program is designed to attract, retain and reward executives in a competitive industry. To achieve this goal, the Compensation Committee applies the philosophy that compensation of executive officers should be linked to meeting specified performance goals.

Under the direction of the Compensation Committee, the Company has developed and implemented compensation policies. The Compensation Committee’s executive compensation policies are designed to (i) enhance operating results of the Company and shareholder value, (ii) integrate compensation with the Company’s annual and long-term performance goals, (iii) reward corporate performance, (iv) recognize individual initiative, achievement and hard work, and (v) assist the Company in attracting and retaining qualified executive officers. Currently, compensation under the executive compensation program is comprised of cash compensation in the form of annual base salary and bonus and long-term incentive compensation in the form of stock options.

Base Salary. The Compensation Committee reviews salaries periodically. The Compensation Committee’s policy is to consider amounts paid to senior executives with comparable qualifications, experience and responsibilities at other publicly-held companies of similar size and engaged in a similar type of business to that of the Company, all of whom are constituent companies of the Nasdaq Computer Index. The Compensation Committee does not take into account the Company’s relative performance as compared to comparable companies. The Compensation Committee also considers compensation information pertaining to the Company’s industry including salary surveys, industry reports and other available information. The Compensation Committee analyzes this information to recommend salaries. The Compensation Committee does not use a fixed or rigid formula to recommend salaries.

The salary compensation for the executive officers is based upon their qualifications, experience and responsibilities, as well as the attainment of planned objectives. Mr. Kinreich’s planned objectives included: (1) implementing the 2005 operating plan; (2) building strategic relationships; and (3) executing product release plans. The Chief Executive Officer makes recommendations to the Compensation Committee regarding the planned objectives and executive compensation levels. The overall plans and operating performance levels upon which management compensation is based are reviewed and approved by the Compensation Committee on a periodic basis.

Bonus Compensation. Our executive officers are eligible for quarterly cash bonuses, which are based primarily on corporate achievements and individual performance objectives that are reviewed and approved by the Compensation Committee and established at the beginning and in the course of each year. After the completion of each quarter, the Compensation Committee reviews the attainment of corporate and individual objectives and recommends bonuses based on the extent to which corporate objectives were met or exceeded and individual contributions to the Company’s overall performance.

In July 2005, as part of a plan to reduce our operating cash flow, we suspended payments of all quarterly cash bonuses, commencing with the second quarter of 2005. However, we have accrued estimated bonuses for the second quarter of 2005 and thereafter based on the pre-established corporate achievements and individual performance objectives. The payment of all, or a portion of, the accrued suspended quarterly cash bonuses or future quarterly cash bonuses will be subject to the approval by the Compensation Committee.

Stock Options. The Company relies on incentive compensation in the form of stock options to retain and motivate executive officers and employees, which generally is provided through initial option grants at the date of hire and periodic additional grants. Incentive compensation in the form of stock options is designed to provide long-term incentives to executive officers and other employees, to encourage the executive officers and other employees to remain with the Company and to enable them to develop and maintain a stock ownership position in the Company’s ordinary shares.

Awards take into account each officer’s scope of responsibility and specific assignments, strategic and operational goals applicable to the officer, anticipated performance and contributions of the officer and competitive market data for similar positions. Options are granted with an exercise price equal to the fair market value of our ordinary shares on the date of grant. The standard vesting schedule provides that a portion of the shares subject to each option vest and become exercisable annually and quarterly over three- to four-year periods.

Option grants to executive officers are based on such factors as initiative, achievement and performance. In administering grants to executive officers, the Compensation Committee evaluates each officer’s total equity compensation package. The Compensation Committee generally reviews the option holdings of each of the executive officers, including their vesting and exercise prices and the then current value of any unvested options. The Compensation Committee considers equity compensation to be an integral part of a competitive executive compensation package and an important mechanism to align the interests of management with those of the Company’s shareholders.

By the RadView Software Ltd. Compensation Committee
Shai Beilis and David Assia

Compensation Committee Interlocks and Insider Participation

Shai Beilis and David Assia currently constitute the Company’s Compensation Committee. None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has any executive officer serving as a member of our Board of Directors or Compensation Committee.

REPORT OF AUDIT COMMITTEE

The Audit Committee of the Board of Directors, which consists entirely of Directors who meet the independence and experience requirements under the Israeli Companies Law and the rules of the Securities and Exchange Commission, has furnished the following report:

The Audit Committee assists the Board in overseeing and monitoring the integrity of the Company’s financial reporting process, its compliance with legal and regulatory requirements and the quality of its internal and external audit processes. The role and responsibilities of the Audit Committee are set forth in a written Charter adopted by the Board. The Audit Committee reviews and reassesses the Charter annually and recommends any changes to the Board for approval.

Management is responsible for the Company’s financial reporting process including its system of internal control, and for the preparation of consolidated financial statements in accordance with generally accepted accounting principles. The Company’s independent auditors are responsible for auditing those consolidated financial statements. The responsibility of the Audit Committee is to monitor and review these processes. Members of the Audit Committee are not employees of the Company and are not required to be accountants or auditors by profession. Therefore, the Audit Committee has relied, without independent verification, on management’s representation that the consolidated financial statements have been prepared with integrity and objectivity and in conformity with accounting principles generally accepted in the United States and on the representations of the independent auditors included in their report of the Company’s consolidated financial statements.

The oversight by the Audit Committee does not provide an independent basis to determine that management has maintained appropriate accounting and financial reporting principles or policies, or appropriate internal controls and procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee cannot give assurance that the Company’s consolidated financial statements are presented in accordance with generally accepted accounting principles, that the audit of the Company’s consolidated financial statements has been carried out in accordance with generally accepted auditing standards or that the Company’s independent auditors are in fact “independent.”

In fulfilling its responsibilities for the consolidated financial statements for fiscal year 2005, the Audit Committee took the following actions:

•      Reviewed and discussed the audited consolidated financial statements for the fiscal year ended December 31, 2005 with management and Kost Forer Gabbay & Kasierer, a member of Ernst & Young Global, the Company’s independent auditors;

•      Discussed with Kost Forer Gabbay & Kasierer the matters required to be discussed by Statement on Auditing Standards No. 61, Communications with Audit Committees, relating to the conduct of the audit; and

•      Received written disclosures and the letter from Kost Forer Gabbay & Kasierer regarding its independence as required by Independence Standards Board Standard No. 1. The Audit Committee further discussed with Kost Forer Gabbay & Kasierer their independence. The Audit Committee also considered the status of pending litigation, taxation matters and other areas of oversight relating to the financial reporting and audit process that the Committee determined appropriate.

Based on the Audit Committee’s review of the audited consolidated financial statements and discussions with management and Kost Forer Gabbay & Kasierer, the Audit Committee recommended to the Board that the audited consolidated financial statements be included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005 to be filed with the Securities and Exchange Commission.

By the RadView Software Ltd. Audit Committee
David Assia

COMPARATIVE SHARE PERFORMANCE GRAPH

The following graph shows the cumulative shareholder return of the Company’s ordinary shares from August 10, 2000, the date of the Company’s initial public offering, through December 31, 2005 as compared with that of the Nasdaq Composite and the Nasdaq Computer Index. The graph assumes the investment of $100 in the Company’s ordinary shares and each of the comparison groups on August 10, 2000 and assumes the reinvestment of dividends. The Company has never declared a dividend on its ordinary shares. The ordinary share price performance depicted in the graph below is not necessarily indicative of future price performance. This graph is not “soliciting material,” is not deemed filed with the Securities and Exchange Commission and is not to be incorporated by reference in any filing of the Company under the Securities Act of 1933 or the Securities Exchange Act of 1934 whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information known to us regarding the beneficial ownership of our ordinary shares as of April 25, 2006, unless otherwise indicated, by:  (i) each person known by us to beneficially own more than 5% of our ordinary shares; (ii) each Director of the Company; (iii) each executive officer named in the Summary Compensation Table above; and (iv) all of our Directors and executive officers as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, ordinary shares under options and warrants held by that person that are currently exercisable or exercisable within 60 days of April 25, 2006 are considered outstanding. These shares, however, are not considered outstanding when computing the percentage ownership of each other person. Except as indicated in the footnotes to this table and pursuant to state community property laws, each shareholder named in the table has sole voting and investment power for the shares shown as beneficially owned by them. Ownership percentages are based on 20,525,682 ordinary shares outstanding on April 25, 2006. Unless otherwise noted below, the address of each of our directors and executive officers is c/o RadView Software Ltd., 7 New England Executive Park, Burlington, Massachusetts 01803.

Name of Beneficial Owner:	Total Shares Beneficially Owned	Percentage of Ordinary Shares

Five Percent Shareholders:
Computer Associates International, Inc. (1)	1,635,067	8.0%
Formula Ventures (2)	1,786,480	8.7%
Shem Basum Ltd. (2)	1,705,809	8.3%
Zohar Zisapel (3)	2,079,522	10.1%
Yehuda Zisapel (4)	2,079,522	10.1%

Directors and Executive Officers:
Ilan Kinreich (5)	929,005	4.4%
Christopher Dineen (6)	159,560	*
Shai Beilis (2) (7)	3,642,289	17.6%
David Assia (8)	150,000	*
Yochai Hacohen	—	—
Eli Blatt	—	—
All executive officers and Directors as a group (6 persons) (2) (5) (6) (7) (8)	4,880,854	22.7%

* Represents beneficial ownership of less than one percent of our ordinary shares.

(1)   Computer Associates International, Inc. is a public company traded on The New York Stock Exchange. Based on its annual report on Form 10-K for the year ended March 31, 2005 filed with the SEC on June 29, 2005, and its quarterly report on Form 10-Q for the quarter ended December 31, 2005 filed with the SEC on February 9, 2006, its directors are Kenneth D. Cron, Alfonse M. D’Amato, Gary J. Fernandes, Robert E. La Blanc, Jay W. Lorsch, William E. McCracken, Lewis S. Ranieri, Walter P. Schuetze, John A. Swainson, Laura S. Unger and Ron Zambonini. The address of Computer Associates International, Inc. is One Computer Associates Plaza, Islandia, NY 11749.

(2)   Information is derived in part from Amendment No. 2 to the Schedule 13G/A, filed on February 20, 2004 by Formula Ventures L.P., FV-PEH, L.P. and Formula Ventures (Israel) L.P and Schedule 13G filed on January 17, 2006 by Shem Basum Ltd. Includes 1,108,593 ordinary shares owned of record by Formula Ventures L.P; 311,947 ordinary shares owned of record by FV-PEH L.P.; 356,140 ordinary shares owned of record by Formula Ventures (Israel) L.P.; 1,705,809 ordinary shares owned of record by Shem Basum Ltd. Shai Beilis, one of our Directors, is the managing director of Formula Ventures L.P. and Formula Ventures Ltd. Shai Beilis is also the principal shareholder and a director of Shem Basum Ltd and directly holds 9,800 of our ordinary shares. Shai Beilis disclaims beneficial ownership of the shares held of record by Formula Ventures L.P., FV-PEH L.P. and Formula Ventures (Israel) L.P. except to the extent of his pecuniary interest therein. Shai Beilis has sole voting and investment power and is the beneficial owner of the 1,705,809 ordinary shares owned of record by Shem Basum Ltd. Formula Ventures L.P., FV-PEH L.P. and Formula Ventures (Israel) L.P. are part of an affiliated group of investment entities managed by Formula Ventures Ltd. and Formula Ventures Partners (Cayman Islands) Ltd., a subsidiary thereof. Micha Gaiger, Yigal Erlich, Shai Beilis, Nir Linchevski and Dan Goldstein, by virtue of their board positions in Formula Venture Ltd., and Shai Beilis and Nir Linchevski, by virtue of their board positions in Formula Venture Partners (Cayman Islands) Limited, each share voting and dispositive power with respect to the shares held by Formula Ventures L.P.; FV-PEH and Formula Ventures (Israel) L.P. Decisions with respect to voting and investment of the shares owned of record are made by majority vote and as managing director, Shai Beilis shares voting and investment power over the ordinary shares held by Formula Ventures L.P., FV-PEH L.P. and Formula Ventures (Israel) L.P. The address of Formula Ventures (Israel) L.P., Formula Ventures L.P. and FV-PEH L.P. is 11 Galgalei Haplada St., Herzliya, Israel 46733.

(3)   Represents 693,252 ordinary shares owned of record by Zohar Zisapel, 693,135 ordinary shares owned of record by Michael and Klil Holdings (93) Ltd., and 693,135 ordinary shares owned of record by Lomsha Ltd. Zohar Zisapel is a principal shareholder and a director of each of Michael and Klil Holdings (93) Ltd. and Lomsha Ltd. Zohar Zisapel’s address is 24 Raoul Wallenberg Street, Tel Aviv, Israel, 69719.

(4)   Yehuda Zisapel’s address is 24 Raoul Wallenberg Street, Tel Aviv, Israel, 69719.

(5)   Includes 520,000 options exercisable within 60 days of April 25, 2006.

(6)   Includes 158,375 options exercisable within 60 days of April 25, 2006.

(7)   Includes 150,000 options exercisable within 60 days of April 25, 2006.

(8)   Represents 150,000 options exercisable within 60 days of April 25, 2006.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth certain information, as of December 31, 2005, regarding the Company’s equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	2,022,411	$0.37	3,211,833
Equity compensation plans not approved by security holders (2)	1,010,469	$0.35	1,651,730
Total	3,032,880	$0.36	4,863,563

(1)   Relates to 2,950,000 options issued or issuable under the Company’s U.S. Share Incentive Plan (2000) and 1,200,000 options available for issuance under the Company’s Key Employee Share Incentive Plan (1996). Also includes 1,500,000 ordinary shares available for purchase by employees under the Company’s Employee Share Purchase Plan. After the date of shareholder approval of the reservation of options under the Key Employee Share Incentive Plan, the Board of Directors amended certain provisions of the plan to comply with changes in the Israeli Income Tax Ordinance and Tax Regulations. These changes were submitted to the Israeli tax authorities for their approval.

(2)   Relates to options issued or issuable under the Company’s Key Employee Share Incentive Plan (1996) (other than 1,200,000 options issuable under such plan that have received the approval of the Company’s security holders) and options issued under the Company’s Affiliate Employees Option Plan.

Material Features of the Key Employee Share Incentive Plan (1996)

The Key Employee Plan is administered by the Compensation Committee, which has the authority to submit recommendations to the Board of Directors as to the issuance of options under the plan. All employees, directors and consultants of the Company and its affiliates are eligible to participate in the Key Employee Plan.

Options granted under the Key Employee Plan after January 1, 2003 are intended to comply with the “capital gains” provision of Section 102 of the Israeli Income Tax Ordinance.

Stock options granted under the Key Employee Plan may not be granted at a price less than the par value of the ordinary shares on the date of grant. If any option award, or any part thereof, under the Key Employee Plan has not been exercised and the shares covered thereby not paid for within sixty-two (62) months after the date of grant (or any other period set forth in the instrument granting such option award), such option award, or such part thereof, terminates. An option granted under the Key Employee Plan is exercisable, during the optionholder’s lifetime, only by the optionholder and is not transferable by him or her except by will or by the laws of descent and distribution.

After the termination of an optionholder’s employment with the Company, or cessation of status as a director or consultant of the Company (other than by reason of death, disability or termination for cause as defined in the Key Employee Plan), all rights in respect of options granted under the Key Employee Plan and held at the date of termination terminate within two weeks after the termination or cessation of status. Generally, in the event of the optionholder’s termination for cause, all outstanding and unexercised options granted under the Key Employee Plan are forfeited.

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

RADVIEW SOFTWARE LTD.

By:	/s/ CHRISTOPHER DINEEN
Christopher Dineen
Chief Financial Officer

May 1, 2006