Form 10-Q
period 2006-03-31
RADVIEW SOFTWARE LTD
filed 2006-05-19
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports):  Yes ☒   No ☐, and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒              No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of  “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):   Larger Accelerated Filer ☐            Accelerated Filer ☐   Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):  Yes ☐    No ☒

As of April 30, 2006, there were 20,525,682 shares of the Registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$130	$166
Restricted cash	40	40
Accounts receivable, net of reserves of $56 at March 31, 2006 and December 31, 2005	713	679
Prepaid expenses and other current assets	105	179
Total Current Assets	988	1,064

Property and Equipment, net	124	144
Other Assets	343	383

Total Assets	$1,455	$1,591

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Revolving line of credit	$—	$70
Bridge loan	200	—
Accounts payable	384	570
Accrued expenses	1,228	1,134
Deferred revenue	1,382	1,659
Total Current Liabilities	3,194	3,433

Long-term Liabilities:
Accrued severance pay	447	539

Total Liabilities	3,641	3,972

Shareholders’ Deficit:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 20,659,682 shares at March 31, 2006 and December 31, 2005; Outstanding – 20,525,682 shares at March 31, 2006 and December 31, 2005	51	51
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	57,005	56,981
Accumulated deficit	(59,142)	(59,313)
Total Shareholders’ Deficit	(2,186)	(2,381)

Total Liabilities and Shareholders’ Deficit	$1,455	$1,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Revenues:
Software licenses	$807	$940
Services	883	567
Total Revenues	1,690	1,507

Cost of Revenues:
Software licenses	50	36
Services	77	57
Total Cost of Revenues	127	93

Gross Profit	1,563	1,414

Operating Expenses:
Sales and marketing	668	961
Research and development	346	710
General and administrative	364	476
Total Operating Expenses	1,378	2,147

Income (loss) from operations	185	(733)

Interest expense, net	(17)	(2)
Other income (expense), net	3	(8)

Net income (loss)	$171	$(743)

Basic and diluted net income (loss) per share	$0.01	$(0.04)

Weighted average number of shares used in computing basic and diluted net income (loss) per share	20,526	20,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Three Months Ended March 31,
	2006	2005
Cash Flows from Operating Activities:
Net income (loss)	$171	$(743)
Adjustments to reconcile net income (loss) to net cash used in operating activities—
Depreciation	20	16
Stock-based compensation	24	30
Accrued severance	(92)	(156)
Changes in operating assets and liabilities—
Accounts receivable, net	(34)	(148)
Prepaid expenses and other current assets	74	58
Accounts payable	(186)	11
Accrued expenses	94	78
Deferred revenue	(277)	(301)
Net cash used in operating activities	(206)	(1,155)

Cash Flows from Investing Activities:
Purchases of property and equipment	—	(29)
Decrease in other assets	55	132
Net cash provided by investing activities	55	103

Cash Flows from Financing Activities:
Repayment under revolving line of credit facility	(70)	—
Borrowings under bridge loan, net of financing costs of $15	185	—
Net cash provided by financing activities	115	—

Decrease in cash and cash equivalents	(36)	(1,052)

Cash and cash equivalents, beginning of period	166	2,163
Cash and cash equivalents, end of period	$130	$1,111

Cash paid during period for interest	$17	$9

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

The Company has a history of incurring net losses and had an accumulated deficit of $59.1 million at March 31, 2006. The Company has funded these losses principally from proceeds from equity financings, including the private placement of its ordinary shares completed in March 2004, a short-term bridge loan (see Note 5), as well as proceeds from technology license arrangements (see Note 6).

Revenues in the first quarter of 2006 derived from licenses and services in connection with a technology license transaction entered into in December 2005 were a major contributing factor to the Company’s increase in revenues for the three months ended March 31, 2006. In March 2006, the Company implemented a series of measures to reduce operating expenses, including staff reductions, renegotiation of certain vendor contracts, and reduced spending on professional fees. As a result, the Company reported net income of $171,000 for the quarter ended March 31, 2006. However, the Company expects it will not be able to sustain profitable operations in the immediate future due to an expected decline in revenues resulting from the substantial completion of recognition of revenues during the first quarter of 2006 arising from previously signed technology transactions.

On April 4, 2006, subsequent to the balance sheet date, the Company signed definitive agreements for a financing lead by Fortissimo Capital Funds, (“Fortissimo”), along with several co-investors including one of the Company’s directors and an existing significant shareholder, to provide for a minimum initial investment of $1.5 million and up to $2.25 million of additional investments, at the election of the investors, over 18 months. The completion of the proposed financing is subject to approval by a majority of the Company’s shareholders. Several significant shareholders, representing 39.3% of the Company’s outstanding ordinary shares, have represented to the Company their intention to vote in favor of the investment.

Prior to signing the definitive agreements for the financing, in January 2006, the Company executed a bridge loan agreement with Fortissimo to provide the Company with interim funding for up to $500,000, subject to compliance by the Company with an approved budget. As of April 30, 2006, the Company has borrowed $330,000 under this bridge loan and has $170,000 available for future borrowings on an as-needed basis until the closing, subject to approval of Fortissimo and compliance by the Company with an approved budget (See Note 5). Borrowings under the bridge loan will become part of the minimum investment at the closing of the financing described above. If the financing is not closed due to failure to secure shareholder approval or termination by either party, the Bridge Loan will become due and payable within 60 days of notice by either party of an intention to terminate negotiations with respect to the financing.

Management believes that existing cash and cash equivalents, along with borrowings currently available from the bridge loan and the proceeds that would be available at the closing of the investment transaction, will be adequate to fund operations through at least March 31, 2007.

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

Accordingly, monetary accounts maintained in currencies other than the dollar are remeasured into dollars in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 52, Foreign Currency Translation. Changes in currency exchange rates between the Company’s functional currency and the currency in which a transaction is denominated are included in the Company’s results of operations as other income (expense) in the period in which the currency exchange rates change.

All exchange gains and losses from the above-mentioned remeasurement are reflected in the statements of operations and were not material for all periods presented. The representative rate of exchange was U.S. $1.00 to 4.665 New Israeli Shekel (“NIS”) at March 31, 2006, U.S. $1.00 to NIS 4.603 at December 31, 2005, and U.S. $1.00 to NIS 4.361 at March 31, 2005.

(c)          Interim Financial Statements

The accompanying condensed consolidated balance sheet as of March 31, 2006, the condensed consolidated statements of operations for the three months ended March 31, 2006 and 2005, and the condensed consolidated statements of cash flows for the three months ended March 31, 2006 and 2005, are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods. Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year. These financial statements should be read in conjunction with the annual consolidated financial statements for 2005 and related notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

(d)          Research and Development Costs

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

(f)            Stock-Based Compensation

In December 2004, the FASB issued SFAS No. 123R (Revised 2004) (“SFAS 123(R)”), Share-Based Payment, which replaced SFAS No. 123, Accounting for Stock-Based Compensation, and superseded APB Opinion No. 25, Accounting for Stock Issued to Employees. SFAS 123(R), as amended, requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first annual reporting period beginning after January 1, 2006. Early adoption was permitted. SFAS 123(R) permits public companies to adopt its requirements using one of two methods:

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

The Company has determined the fair value of share based-payments issued after January 1, 2005 and unvested options granted in prior periods using the Black-Scholes option valuation model, using the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005

Expected life of option	4 years	4 years
Dividend yield	—	—
Expected volatility	123%	110%
Risk-free interest rate	3.9%	3.4%

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

3.              Net Income (Loss) Per Share

Basic and diluted net income (loss) per share is presented in conformity with SFAS No. 128, Earnings Per Share, for all periods presented. Basic and diluted net income (loss) per ordinary share was determined by dividing net income (loss) by the weighted average ordinary shares outstanding during the period. Diluted net income (loss) per ordinary share is the same as basic net income (loss) per ordinary share for all periods presented, as the effects of the Company’s potential additional ordinary shares were antidilutive.

The calculation of diluted net loss per share excludes outstanding stock options, warrants and additional investment rights held by certain investors because their inclusion would be antidilutive, as set forth in the following table.

	March 31,
	2006	2005
	(In thousands)

Stock options	2,749	3,490
Warrants held by certain investors	2,334	2,334
Additional investment rights held by certain investors	—	3,333
Warrants held by Comerica Bank (See Note 4)	353	—

4.              Revolving Line of Credit Facility

On May 27, 2005, the Company, through RadView Software Inc., the Company’s U.S. subsidiary (the “U.S. Subsidiary”), obtained a one-year revolving line of credit facility with Comerica Bank for borrowings of up to $2.0 million.  In December 2005, an event of default was incurred under the credit facility when the borrowings under the credit facility exceeded the collateral base and the Company was unable to repay the amount of the overadvance. The Company and the bank agreed upon a plan of repayment for all outstanding borrowings. As of December 31, 2005, outstanding borrowings under the revolving line of credit totaled $70,000. This amount was fully repaid in January 2006 and the revolving line of credit facility was terminated.

In connection with the facility, the Company issued to the bank a warrant to purchase 352,941 of the Company’s ordinary shares at an exercise price of $0.17 per share. The warrant was exercisable immediately and has a term of seven years. The warrant also provides for piggyback registration rights. These warrants are not affected by the early termination of the revolving line of credit facility. Pursuant to an evaluation of the terms of the warrant under the provisions of EITF 00-19, the Company classified the warrant issued in connection with the line of credit as equity.

The total consideration of $1.3 million under the credit facility was allocated based on the relative fair values of the revolving line of credit and the warrants in accordance with APB No. 14, Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants. At the grant date, the fair value of the warrants was determined to be $52,000 using the Black-Scholes option-pricing model assuming a risk free interest of 3.9%, a volatility factor of 120%, dividend yield of 0% and contractual life of seven years. The Company also incurred financing costs totaling $70,000 consisting of bank fees and legal costs, which were accounted for as deferred financing costs. The warrant costs and deferred financing costs have been fully amortized as interest expense over the term of the revolving credit facility.

5.              Bridge Loan

On January 26, 2006, the Company entered into a bridge loan agreement (the “Bridge Loan”) with Fortissimo Capital Fund GP LP (“Fortissimo”). Under the Bridge Loan, Fortissimo has agreed to provide the Company with up to $500,000 of loans, subject to the terms of the loans. As of March 31, 2006, the Company had borrowed $200,000 under the Bridge Loan. As of April 30, 2006, the Company has borrowed an aggregate amount of $330,000 under the Bridge Loan and $170,000 remains available for future borrowing on an as-needed basis until the closing, subject to approval of Fortissimo and compliance by the Company with an approved budget. The Bridge Loan bears interest at 8.0% per annum and is secured by a fixed charge on the Company’s accounts receivables and intellectual property and a floating charge on all of its assets. The Bridge Loan would become part of the convertible loan portion of the financing if the financing closes. If the financing is not closed due to failure to secure shareholder approval or termination by either party, the Bridge Loan will become due and payable within 60 days of notice by either party of an intention to terminate negotiations with respect to the financing.

6.              Technology License Transactions

(a)       Ixia

On July 7, 2004, the Company received $1,000,000 in cash from a technology license transaction for its WebLOAD product with Ixia, an original equipment manufacturer, pursuant to the exercise of an option by Ixia under the terms of a development, publishing and distribution agreement. As a result of the option exercise, the technology license provides Ixia with expanded license rights including the right to access and use source code for the WebLOAD product and the right to create derivative products. Under the terms of the original agreement, Ixia was required to continue to pay to the Company royalties on its sale of WebLOAD at a reduced rate through July 7, 2005. Ixia was also granted a right to make a single lump-sum payment of $250,000 to the Company in lieu of its reduced royalty obligations. In November 2004, Ixia exercised this right and made payment to the Company of $250,000. Accordingly, Ixia has no further license fee or royalty payment obligations to the Company pursuant to this arrangement.

The Company was obligated to provide product updates and technical and engineering support to Ixia until July 2005. The Company recognized the $1,000,000 technology license fee as revenue over the 12-month period commencing July 7, 2004, which represented the term over which the Company was obligated to provide support services to Ixia. The Company recognized as revenue the $250,000 payment in lieu of royalties on a straight-line basis over the remaining term from November 2004 until June 2005.

The Company recognized revenue under this technology license transaction of $362,000 for the three months ended March 31, 2005 that has been classified as software licenses revenues in the condensed consolidated statements of operations.

(b)       OPNET Technologies

On December 7, 2005, the Company and OPNET Technologies, Inc. (“OPNET”) entered into a license and distribution agreement (the “License Agreement”), which granted to OPNET a non-exclusive, non-royalty-bearing, perpetual source code license for the Company’s WebLOAD and WebFT products. In addition, the Company agreed to provide limited engineering support services for a period of eight weeks for the purpose of assisting OPNET with the use of the source code and up to ten days of training services for OPNET’s support personnel. OPNET was also was granted a right to extend the service period for up to an additional eight weeks for an additional fee. The total consideration under the License Agreement of approximately $572,000 was payable in cash as follows: $360,000 paid upon execution of the Agreement; $200,000 paid in bi-weekly installments in varying amounts through January 16, 2006; and $12,000 paid at varying dates as training services are performed.

The Company determined that the right to extend the service period under the License Agreement contained a more-than-insignificant discount, and therefore accounted for the future discount in accordance with AICPA Technical Practice Aid 5100.51, Accounting for Significant Incremental Discounts in Software Revenue Recognition (“TPA 5100.51”). According to TPA 5100.51, if the maximum amount of the incremental discount on the future purchases is quantifiable, that quantifiable amount should be allocated to the elements of the arrangement and the future purchases assuming that the customer will purchase the minimum amount necessary to utilize the maximum discount. The portion of the fee that is deferred as a result of the significant incremental discount should be recognized as revenue proportionately as the future purchases are delivered, assuming all other revenue recognition criteria are met, such that a consistent discount rate is applied to all purchases under the arrangement. The Company applied the provisions of TPA 5100.51 and determined that the incremental discount value of the future services under the extension right was $53,000. The Company deferred the value of the future services discount at the outset of the arrangement, and the deferred discount was recognized as revenue as the future services were performed in the first quarter of 2006, as described below.

Additionally, in accordance with SOP 97-2, if sufficient vendor-specific objective evidence of the fair value of the elements does not exist to permit the allocation of revenue to the services and the only undelivered element is services, the entire arrangement fee should be recognized as the services are performed or on a straight-line basis over the service period if no other pattern of performance is discernible. Accordingly, the Company recognized the arrangement fee, less the value of the deferred future discount described above, on a ratable basis over the initial eight-week engineering service period from December 2005 to January 2006.

In January 2006, OPNET exercised its right to extend the engineering services through March 2006 for an additional fee of $101,000. The revenues from these additional services were also recognized in the first quarter of 2006.

Total revenues recognized in connection with the License Agreement, including the extension of engineering services and $31,000 of incremental revenues from reimbursable costs, totaled $203,000 in the fourth quarter of 2005 and $501,000 in the first quarter of 2006.

7.              Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of the end-user customer as follows:

	Three months ended March 31,
	2006	2005
	(in thousands)

United States	$1,309	$1,046
Europe	292	131
Israel	12	257
Other	77	73
Total revenues	$1,690	$1,507

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

A portion of our revenues was derived from royalty fees, license fees and engineering service fees from technology license transactions. Revenues recognized under such arrangements totaled $362,000 in the three months ending March 31, 2005 and $501,000 for the same period in 2006. We expect that the impact of future technology license transactions, if any, will not represent a material portion of our total revenues. In March 2006, we implemented a series of measures to reduce operating expenses, including staff reductions, renegotiation of certain vendor contracts, and reduced spending on professional fees. As a result of increased revenues and lower operating expenses, we reported net income of $171,000 for the quarter ended March 31, 2006. However, we expect that we will not be able to sustain profitable operations in the immediate future due to an expected decline in revenues resulting from the substantial completion of recognition of revenues during the first quarter of 2006 arising from previously signed technology transactions.

On April 4, 2006, we signed definitive agreements for a financing led by Fortissimo Capital Funds, or Fortissimo, along with several co-investors including one of our directors and two existing shareholders, to provide for a minimum initial investment of $1.5 million and up to $2.25 million of additional investments, at the election of the investors, over 18 months. The completion of the proposed financing is subject to approval by a majority of our shareholders. Prior to signing the definitive agreements for the financing, in January 2006, we executed a bridge loan agreement with Fortissimo to provide us with interim funding for up to $500,000, subject to approval by Fortissimo and compliance by us with an approved budget, of which we have borrowed $330,000 as of April 30, 2006. Borrowings under the bridge loan will become part of the minimum initial investment at closing.

Our cash balance was $130,000 as of March 31, 2006 compared to $166,000 as of December 31, 2005.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended March 31,
	2006	2005
Revenues:
Software licenses	47.8%	62.4%
Services	52.2%	37.6%
Total revenues	100.0%	100.0%

Cost of revenues:
Software licenses	3.0%	2.4%
Services	4.6%	3.8%
Total cost of revenues	7.6%	6.2%

Gross profit	92.4%	93.8%

Operating expenses:
Sales and marketing	39.5%	63.8%
Research and development	20.5%	47.1%
General and administrative	21.5%	31.6%
Total operating expenses	81.5%	142.5%

Income (loss) from operations	10.9%	(48.7)%

Other income:
Interest expense, net	(1.0)%	(0.1)%
Other income (expense), net	0.2%	(0.5)%

Net income (loss)	10.1%	(49.3)%

Three Months Ended March 31, 2006 and 2005

Revenues

Total Revenues. Total revenues were $1.7 million for the three months ended March 31, 2006 and $1.5 million for the same period in 2005. This increase was due to an increase in services revenues partially offset by a decrease in software license revenues.

Software Licenses. Software license revenues consist primarily of revenues from the sale of licenses to our end-user customers and revenues from the sale of technology licenses. Software license revenues were $807,000 for the three months ended March 31, 2006 and $940,000 for the same period in 2005, which represents a decrease of $133,000, or 14.1%. The decrease in software license revenues resulted from a $162,000 decrease in license revenues from technology license transactions, partially offset by a $29,000 increase in license revenues from end-users. The decrease attributable to technology licenses resulted from the recognition of $362,000 of revenues from Ixia in the first quarter of 2005 compared to $200,000 from OPNET in the first quarter of 2006. As a result of the completion of the OPNET technology transaction during the first quarter of 2006, we expect that software licenses revenues will be lower in the second quarter of 2006 than in the first quarter of 2006.

Services. Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services. Services revenues were $883,000 for the three months ended March 31, 2006 compared to $567,000 for the same period in 2005, which represents an increase of $316,000, or 55.7%. The increase resulted primarily from $301,000 of services revenues attributable to services provided to OPNET in the first quarter of 2006. No similar revenues were recognized in the same period in 2005. There was also $15,000 of incremental revenues from maintenance services and other training services in the first quarter of 2006. As a result of the completion of the OPNET technology transaction during the first quarter of 2006, we expect that services revenues will be lower in the second quarter of 2006 than in the first quarter of 2006.

Cost of Revenues

Cost of Software Licenses. Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties. Cost of software licenses was $50,000, or 6.2% of software license revenues, for the three months ended March 31, 2006 compared to $36,000, or 3.8% of software license revenues, for the same period in 2005. The cost of revenues increased due to higher third-party royalties in respect of increased revenues from our WebLOAD Analyzer product, which bear such third-party royalties.

Cost of Services. Cost of services consists of personnel-related costs associated with customer support and training in additions to costs associated with providing engineering services to OPNET. Cost of services was $77,000, or 8.7% of service revenues, for the three months ended March 31, 2006 compared to $57,000, or 10.1% of services revenues, for the same period in 2005. The increase in absolute dollars was due to $38,000 of incremental labor and travel costs incurred in relation to the engineering services to OPNET, partially offset by an $18,000 decrease in customer support labor costs due to cost reductions made in July 2005. As a result of the completion of the OPNET engineering services in the first quarter of 2006, we expect that cost of services will decline in the second quarter of 2006.

Operating Expenses

Sales and Marketing. Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as lead generation, trade shows, advertising and product promotion. Sales and marketing expenses were $668,000, or 39.5% of total revenues, for the three months ended March 31, 2006, compared to $961,000, or 63.8% of total revenues, for the same period in 2005. The decrease resulted primarily as a result of cost reductions in July 2005 achieved through reductions in personnel and salary-related costs and reduced marketing program spending. We expect sales and marketing expenses for the remainder of 2006 to remain at relatively the same level as the first quarter of 2006.

Research and Development. Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products. Research and development expenses were $346,000, or 20.5% of total revenues, for the three months ended March 31, 2006, compared to $710,000, or 47.1% of total revenues, for the same period in 2005. These decreases resulted primarily as a result of cost reductions in July 2005 and March 2006 achieved through reductions in personnel and salary-related costs. We expect research and development expenses for the remainder of 2006 to remain at relatively the same level as the first quarter of 2006.

General and Administrative. General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company. General and administrative expenses were $364,000, or 21.5% of total revenues, for the three months ended March 31, 2006, compared to $476,000, or 31.6% of total revenues, for the same period in 2005. The decrease resulted from a decrease in professional fees and reduced salary related costs due to staffing reductions in the latter half of 2005. As a result of cost reduction measures taken in March 2006, including the future impact of renegotiation of certain vendor contracts, some of which may have delayed effect, we expect that our general and administrative expenses in the second quarter of 2006 will remain consistent with the first quarter of 2006, but are expected to decline in the second half of 2006.

Interest Expense, Net. Interest expense, net consists principally of interest expenses and amortization of warrant discount and deferred financing costs arising from outstanding borrowings under the revolving line of credit facility and under the bridge loan, offset by interest earned on cash investments. Interest expense, net was $17,000 for the three months ended March 31, 2006, compared to $2,000 for the same period in 2005. The change in interest expense, net, resulted from increased interest expenses arising from borrowings under our revolving line of credit facility and amortization of warrant discount and deferred financing costs. We expect that interest expense in will increase upon completion of the proposed financing transaction in respect to the portion attributable to bridge loan and convertible debt.

Other Income (Expense), Net. Other expense, net consists principally of currency translation gains and losses. Other income, net was $3,000 for the three months ended March 31, 2006, compared to Other expense, net of $8,000 for the same period in 2005. The change in other expense, net was due to exchange rate fluctuations.

Income Taxes. We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $16.4 million through March 31, 2006, that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income. We expect that during the period these losses are utilized, our income would be substantially tax exempt. Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our consolidated financial statements.

Our U.S. subsidiary has estimated net operating loss carryforwards for U.S. federal and state tax purposes totaling approximately $35.2 million through March 31, 2006. These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2026. The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $130,000 as of March 31, 2006 and $166,000 as of December 31, 2005.

Cash used in operating activities was $206,000 for the three months ended March 31, 2006 and $1.2 million for the same period in 2005. Cash used in operating activities for the three months ended March 31, 2006 was due primarily to decreases of $277,000 in deferred revenues, $186,000 in accounts payable, and $92,000 in accrued severance, and an increase of $34,000 in accounts receivable, partially offset by net income of $171,000, a decrease of $74,000 in prepaid expenses and an increase of $94,000 in accrued expenses. Deferred revenues decreased as a result of the completion in March 2006 of recognition of previously deferred revenues from a technology license transaction, partially offset by increased deferred maintenance service contracts from new customers and renewal orders. Accounts payable decreased as a result of settlement of delayed vendor payments. Accrued severance decreased as a result of payments in accordance with Israel employment practices to terminated Israeli employees in 2006. Accounts receivable increased as a result of longer collection cycles on several international accounts. Prepaid expenses decreased primarily as a result of decrease in insurance, taxes and VAT prepayments. Accrued expenses increased primarily as a result of an increase in accrued salary.

Cash provided by investing activities was $55,000 for the three months ended March 31, 2006 and $103,000 for the same period in 2005. Cash provided by investing activities in 2006 resulted from a decrease of $55,000 in other assets as a result of the release of severance fund deposits to certain terminated employees in accordance with Israel employment practices.

Cash provided by financing activities was $115,000 for the three months ended March 31, 2006. There was no cash provided by financing activities for the same period in 2005. The cash provided by financing activities in 2006 consisted of $185,000 of borrowings under a bridge loan, net, partially offset by the final repayment of $70,000 under our prior revolving line of credit facility.

Comerica Line of Credit

In May 2005, we obtained a one-year revolving line of credit facility with Comerica Bank for borrowings of up to $2.0 million. Advances under the facility were limited to the lesser of $2.0 million or the sum of 75% of eligible accounts receivables plus $1.0 million. In December 2005, our borrowings under the credit facility exceeded the collateral base and, as a result, we triggered an event of default. We agreed upon a repayment plan with Comerica Bank to repay the outstanding borrowings under the facility in installments through January 2006. In January 2006, all outstanding borrowings under the credit facility were fully repaid and the revolving line of credit facility was terminated.

Fortissimo Financing

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

Prior to the signing of definitive agreements, on January 26, 2006, we entered into a bridge loan agreement, or the Bridge Loan, with the Investors. Under the Bridge Loan, the Investors agreed to provide us with up to $500,000 of loans, subject to the terms of the loan. As of April 30, 2006, we have borrowed $330,000 and the remaining $170,000 remains available for future borrowing on an as-needed basis until the closing, subject to approval of the Investors and compliance by us with an approved budget. The Bridge Loan bears interest at 8.0% per annum and is secured by a fixed charge on our accounts receivables and intellectual property and a floating charge on all of our assets. The Bridge Loan would be subject to the terms and conditions of the convertible loan portion of the financing when the financing closes. If the financing is not closed due to failure to secure shareholder approval or termination by either party, the Bridge Loan will become due and payable within 60 days of notice by either party of an intention to terminate negotiations with respect to the financing.

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

Working Capital Needs

We expect that operating expenses will constitute a material use of our cash resources. We believe that our existing cash and cash equivalents, along with amounts available under the existing bridge loan agreement and potential investment by the Investors, assuming the execution of definitive agreements related to the proposed investment and approval by a majority of our shareholders, will be sufficient to meet our anticipated needs for working capital for at least the next 12 months. In the event that we are unable to complete the proposed investment with the Investors, our ability to conduct our business will be materially adversely affected.

Contractual Obligations

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2009. As of March 31, 2006, our contractual obligations were as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)

Operating leases	$335	$130	$205	$—	$—
Severance pay (1)	447	66	—	—	381
Total	$782	$196	$205	$—	$381

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

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

RADVIEW SOFTWARE LTD.

Date: May 18, 2006	/s/ CHRISTOPHER DINEEN
Christopher Dineen
Chief Financial Officer