Form 10-K/A
period 2005-12-31
RADVIEW SOFTWARE LTD
filed 2006-06-26
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 2

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

As of May 31, 2006, there were 20,525,682 shares of the registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RadView Software Ltd. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to amend Part III, Item 13 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, filed on April 14, 2006 (the “Original Form 10-K”), as previously amended by Amendment No. 1 on Form 10-K/A filed on May 1, 2006 (“Amendment No. 1”). The information contained in Part III, Item 13 in this Amendment No. 2 supersedes and replaces the information contained in Part III, Item 13 of the Original Form 10-K and Amendment No. 1. This Amendment No. 2 does not modify, amend or update the Original Form 10-K or Amendment No. 1 except as described above and set forth herein.

PART III

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Identification of Related Parties

The proposed financing transactions described below include the participation by the following directors, officers and significant shareholders of the Company, as further described below under the heading “Description of Related Party Transactions.”  Information with respect to beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission. Ownership percentages are based on 20,525,682 ordinary shares of the Company outstanding on May 31, 2006.

YOCHAI HACOHEN is a director of the Company and also serves as the Company’s interim President and Chief Executive Officer.  Mr. Hacohen is also a partner of Fortissimo Capital GP LP (“Fortissimo”). Mr. Hacohen holds no beneficial ownership of the Company’s ordinary shares.

ELI BLATT is a director of the Company. Mr. Blatt is also a partner of Fortissimo. Mr. Blatt holds no beneficial ownership of the Company’s ordinary shares.

YEHUDA ZISAPEL is a significant shareholder with beneficial ownership of 10.1% of the Company’s outstanding ordinary shares. Mr. Zisapel is also the brother of Zohar Zisapel, who is also a significant shareholder with beneficial ownership of 10.1% of the Company’s outstanding ordinary shares.

SHAI BEILIS is a director of the Company. Mr. Beilis is the Chairman and Managing Partner of Formula Ventures. Mr. Beilis is also a director and principal shareholder of Shem Basum Ltd. Mr. Beilis, by means of his affiliation with both Formula Ventures and Shem Basum Ltd. and his direct holdings, is the beneficial owner of 17.6% of the Company’s outstanding ordinary shares.

SHEM BASUM LTD. is a significant shareholder with beneficial ownership of 8.3% of the Company’s outstanding ordinary shares. Mr. Beilis is a director and principal shareholder of Shem Basum Ltd.

Description of Related Party Transactions

In January 2006, the Company entered into a bridge loan financing agreement with Fortissimo that would provide the Company with interim financing of up to $500,000 in bridge loans, of which the Company has borrowed $400,000 as of May 31, 2006.

On April 4, 2006, the Company entered into definitive agreements for the financing transactions led by Fortissimo along with several co-investors, including Shem Basum Ltd., Yehuda Zisapel and Michael Chill (collectively, the “Investors”). The financing transactions provide for a minimum initial investment of $1.5 million, consisting of $750,000 for the purchase of 25,000,000 convertible Series A Preferred Shares at a purchase price of $0.03 per share, and $750,000 as a convertible loan, of which up to $500,000 has been or would be provided under the existing bridge loan with Fortissimo described above. The Investors would also have the right to purchase up to an additional $2.25 million of Series A Preferred Shares at a price of $0.03 per share, for up to a total of 75,000,000 additional Series A Preferred Shares, within 18 months after the closing of the initial investment. The Investors would also receive warrants to purchase 18,750,000 Series B Preferred Shares with respect to the initial investment and up to a total of 56,250,000 additional Series B Preferred Shares with respect to the additional investment, each at an exercise price of $0.04 per share exercisable for a period of five years from date of issuance.

The Company may require additional interim financing in excess of the available borrowings under the bridge loan prior to the initial closing of the financing transactions, which is subject to closing conditions as further described below. The Company has received a commitment from all of the Investors to make additional funding available, if necessary, until the completion of the financing transactions assuming shareholder approval, provided that such additional funding will be applied against the minimum initial investment amounts otherwise expected to be received at the initial closing.  As a result, the Company and the Investors may take actions necessary to provide the Company with incremental funding by modifying either or both the timing or the amount of funding under the bridge loan agreement or the convertible loan agreement, as well as extending collateral rights thereunder. The Company does not expect to modify the other general terms of these agreements such as conversion rights, interest rates and dates of maturity.

Investment Allocation. The following table identifies the Investors in the proposed financing transactions and each Investor’s allocation of the gross investment.

	Financing Transactions
Investor Name	Initial Investment Preferred Shares(1)	Convertible Debt	Additional Investment Preferred Shares(2)	Total Investment

Fortissimo	$562,500	$562,500	$1,687,500	$2,812,500
Yehuda Zisapel	125,000	125,000	375,000	625,000
Shem Basum Ltd	50,000	50,000	150,000	250,000
Michael Chill	12,500	12,500	37,500	62,500
Total	$750,000	$750,000	$2,250,000	$3,750,000

(1)          Excludes warrants to purchase an aggregate of $750,000 of preferred shares at an exercise price of $0.04 per share.

(2)          Excludes warrants to purchase up to an aggregate of $2,250,000 of preferred shares at an exercise price of $0.04 per share.

Management Services Agreement. In addition, as part of the Financing Transactions, the Company would enter into a management services agreement with Fortissimo under which the Company would receive management services from Fortissimo and the Company would pay a management services fee of at least $50,000 per year, up to a maximum of $120,000 per year, based on the Company’s profitability.

Registration Rights Agreement. As part of the Financing Transactions, the Company would also enter into a registration rights agreement with the Investors to provide for demand registration rights to register for resale the ordinary shares underlying the preferred shares and warrants to be issued in the financing transactions and other ordinary shares held by the Investors.

Conditions to Closing. The completion of the financing transactions remains subject to the approval by a majority of the Company’s shareholders. Several of the Company’s significant shareholders, representing 39.3% of the Company’s outstanding ordinary shares, have represented to the Company that they intend to vote in favor of the financing.

In the event the Financing Transactions cannot be closed as a result of an unfavorable shareholder vote, then Fortissimo, at any time after this Annual Meeting would be entitled to demand repayment of all outstanding borrowings under the bridge loan financing, which would become due and payable within 60 days. In addition, the Company would be required to pay to Fortissimo a service fee of $250,000.

As a result, the Company would be required to immediately seek alternative financing to repay the bridge loan, pay the service fee to Fortissimo and continue operations. Pursuant to a no-shop restriction under the proposed financing agreements, the Company is precluded from seeking alternative sources of financing prior to the date of the annual meeting of shareholders to be held for the approval of the proposed financing transactions.  Consequently, the Company has not arranged for alternate financing to the proposed financing transactions.  As a result, if shareholder approval is not obtained, the Company may not be able to obtain sufficient alternate financing in a timely manner, which would have a material adverse effect on the Company’s operations.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

RADVIEW SOFTWARE LTD.

By:	/s/ CHRISTOPHER DINEEN
Christopher Dineen Chief Financial Officer

June 26, 2006