Form 10-Q
period 2006-06-30
RADVIEW SOFTWARE LTD
filed 2006-08-14
CIK 1114999

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark one)

☒ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

OR

☐  Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number:  0-31151

RADVIEW SOFTWARE LTD.
(Exact name of registrant as specified in its charter)

Israel	Not applicable
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2 Habarzel St.
Tel Aviv, Israel	69710
(Address of principal executive offices)	(Zip Code)
Telephone Number (972) 3 765-0555
(Registrant’s telephone number, including area code)

7 New England Executive Park
Burlington, MA 01803 USA
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
Yes ☐    No ☒

As of July 31, 2006, there were 20,525,682 shares of the registrant’s Ordinary Shares outstanding, excluding 134,000 Ordinary Shares held by the registrant as treasury shares that are “dormant” shares for purposes of Israeli law.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES
Form 10-Q INDEX

PART I - FINANCIAL INFORMATION

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)
(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current Assets:
Cash and cash equivalents	$125	$166
Restricted cash	20	40
Accounts receivable, net of reserves of $51 at June 30, 2006 and $56 at December 31, 2005	423	679
Prepaid expenses and other current assets	117	179
Total Current Assets	685	1,064

Property and Equipment, net	111	144
Other Assets	515	383

Total Assets	$1,311	$1,591

LIABILITIES AND SHAREHOLDERS’ DEFICIT
Current Liabilities:
Revolving line of credit	$—	$70
Related party bridge loan	480	—
Accounts payable	393	570
Accrued expenses	1,180	1,134
Deferred revenue	1,355	1,659
Total Current Liabilities	3,408	3,433

Long-term Liabilities:
Accrued severance pay	473	539

Total Liabilities	3,881	3,972

Shareholders’ Deficit:
Ordinary shares, NIS 0.01 par value – Authorized – 40,000,000 shares; Issued – 20,659,682 shares at June 30, 2006 and December 31, 2005; Outstanding – 20,525,682 shares at June 30, 2006 and December 31, 2005	51	51
Treasury shares, at cost – 134,000 shares	(100)	(100)
Additional paid-in capital	57,017	56,981
Accumulated deficit	(59,538)	(59,313)
Total Shareholders’ Deficit	(2,570)	(2,381)

Total Liabilities and Shareholders’ Deficit	$1,311	$1,591

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Software licenses	$295	$1,026	$1,102	$1,966
Services	582	614	1,465	1,181
Total Revenues	877	1,640	2,567	3,147

Cost of Revenues:
Software licenses	18	35	68	71
Services	29	52	106	109
Total Cost of Revenues	47	87	174	180

Gross Profit	830	1,553	2,393	2,967

Operating Expenses:
Sales and marketing	586	999	1,254	1,960
Research and development	341	659	687	1,369
General and administrative	270	466	634	942
Total Operating Expenses	1,197	2,124	2,575	4,271

Operating loss	(367)	(571)	(182)	(1,304)

Interest expense, net	(9)	(3)	(26)	(5)
Other income (expense), net	(20)	5	(17)	(3)

Net loss	$(396)	$(569)	$(225)	$(1,312)

Basic and diluted net loss per share	$(0.02)	$(0.03)	$(0.01)	$(0.06)

Weighted average number of shares used in computing basic and diluted net loss per share	20,526	20,526	20,526	20,526

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

(Unaudited)

	Six Months Ended June 30,
	2006	2005
Cash Flows from Operating Activities:
Net loss	$(225)	$(1,312)
Adjustments to reconcile net loss to net cash used in operating activities—
Depreciation	39	53
Stock-based compensation	36	62
Amortization of warrant discount and debt issuance costs in connection with revolving line of credit facility	—	10
Accrued severance	(66)	(170)
Changes in operating assets and liabilities—
Accounts receivable, net	256	(201)
Prepaid expenses and other current assets	62	93
Accounts payable	(177)	122
Accrued expenses	46	3
Deferred revenue	(304)	(505)
Net cash used in operating activities	(333)	(1,845)

Cash Flows from Investing Activities:
Purchases of property and equipment	(6)	(73)
Decrease in short term restricted cash	20	—
Decrease in other assets	31	205
Net cash provided by investing activities	45	132

Cash Flows from Financing Activities:
Borrowings under revolving line of credit facility, net	—	1,248
Repayment under revolving line of credit facility	(70)	—
Issuance of warrants in connection with revolving line of credit facility	—	52
Borrowings under related party bridge loan	480	—
Payment of deferred financing costs in connection with proposed financing transactions	(163)	—
Net cash provided by financing activities	247	1,300

Decrease in cash and cash equivalents	(41)	(413)

Cash and cash equivalents, beginning of period	166	2,163
Cash and cash equivalents, end of period	$125	$1,750

Cash paid during period for interest	$17	$17

The accompanying notes are an integral part of these condensed consolidated financial statements.

RADVIEW SOFTWARE LTD. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              Operations

(a)       Overview

RadView Software Ltd. (the “Company”) is an Israeli corporation.  The Company develops, markets and supports software that enables organizations to verify the scalability, efficiency and reliability of web applications, and facilitates their rapid development.

The Company has a history of incurring net losses and had an accumulated deficit of $59.5 million at June 30, 2006.  The Company has funded these losses principally from proceeds from equity financings, including the private placement of its ordinary shares completed in March 2004, a short-term bridge loan (see Note 4(a)), as well as proceeds from technology license arrangements (see Note 5).

Revenues in the second quarter of 2006 declined in comparison to the first quarter resulting, in part, from the completion of recognition of revenues arising from previously signed technology transactions.  Revenues in the first quarter of 2006 were derived from licenses and services in connection with a technology license transaction entered into in December 2005.  In March 2006, the Company implemented a series of measures to reduce operating expenses, including staff reductions, renegotiation of certain vendor contracts, and reduced spending on professional fees.  As a result of the decrease in total revenues, partially offset by reductions in operating expenses, the Company reported net loss of $396,000 for the quarter ended June 30, 2006.

Management believes, based on commitments received from Fortissimo Capital Fund GP L.P, an entity affiliated with two of our directors and the lead investor in the proposed financing transaction, that existing cash and cash equivalents, along with the proceeds that would be available at the final closing of financing described below, will be adequate to fund operations through at least June 30, 2007.

(b)       Financing Transactions

On April 4, 2006, the Company signed definitive agreements for a financing transaction led by Fortissimo Capital Fund GP, L.P., (“Fortissimo”), along with several co-investors which include two existing shareholders, one of which is wholly owned and controlled by a director of the Company (collectively, the “Investors”).  Two of our directors are also partners at Fortissimo.  The proposed financing transactions will be in the form of preferred shares and convertible loans and would provide the Company with a minimum initial investment of $1.5 million and up to $2.25 million of additional investments, at the election of the investors, over 18 months after the closing of the initial investment.

Prior to signing the definitive agreements for the financing, in January 2006, the Company executed a bridge loan agreement with Fortissimo to provide the Company with interim funding for up to $500,000, subject to compliance by the Company with an approved budget (See Note 4).  As of July 31, 2006, the Company has borrowed the entire $500,000 available under this bridge loan.  Borrowings under the bridge loan will become subject to the convertible loan and part of the minimum investment at the final closing of the financing described above.  If the proposed financing transactions are not closed due to termination by either party, the Bridge Loan will become due and payable within 60 days of notice by either party of an intention to terminate negotiations with respect to the financing.

Under the original terms of the convertible loan agreement, the convertible loan would be payable at the closing in the principal amount of $250,000 (the “Convertible Loan”) (See Note 4(b)).  The principal balance of the bridge loan in the amount of $500,000 previously borrowed from Fortissimo would also become part of the Convertible Loan at the closing of the financing transactions.

On July 27, 2006, subsequent to balance sheet date, the Company amended the terms of the convertible loan agreement, which is part of the minimum initial investment, with all but one of the investors to allow for the early advancement of $125,000 of the proposed financing transactions while requiring subsequent approval therefor by audit committee, board and the shareholders.  Under the terms of the amended convertible loan agreement, if the final closing of the financing transactions is not completed by August 27, 2006, the convertible debt must be repaid to the respective investors on or before September 15, 2006 unless waived by each investor individually.  The terms of the original convertible loan agreement with respect to the one investor not electing to amend the agreement will remain unchanged and that investor’s portion of the convertible loan would be completed only at the closing of the financing transactions.

On August 9, 2006, subsequent to the balance sheet date, the Company’s audit committee, board of directors and shareholders each approved the proposed financing transactions.  The Company expects to complete the remaining portion of the financing transaction on or before August 23, 2006.

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

All exchange gains and losses from the above-mentioned remeasurement are reflected in the statements of operations and were not material for all periods presented.  The representative rate of exchange was U.S. $1.00 to 4.44 New Israeli Shekel (“NIS”) at June 30, 2006, U.S. $1.00 to NIS 4.603 at December 31, 2005, and U.S. $1.00 to NIS 4.574 at June 30, 2005.

(c)          Interim Financial Statements

The accompanying condensed consolidated balance sheet as of June 30, 2006, the condensed consolidated statements of operations for the three and six months ended June 30, 2006 and 2005, and the condensed consolidated statements of cash flows for the six months ended June 30, 2006 and 2005, are unaudited but, in the opinion of management, include all adjustments necessary for a fair presentation of results for these interim periods.  Certain information and footnote disclosures normally included in financial statements prepared in accordance with U.S. generally accepted accounting principles have been omitted, although the Company believes that the disclosures included are adequate to make the information presented not misleading. The results of operations for the three and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the entire fiscal year.

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

The Company has elected to early adopt the provisions of SFAS 123(R) effective January 1, 2005 following the modified prospective method of adoption.

The Company has determined the fair value of share based-payments issued after January 1, 2005 and unvested options granted in prior periods using the Black-Scholes option valuation model, using the following weighted-average assumptions:

	Three Months Ended June 30,			Six Months Ended June 30,
	2006		2005	2006		2005

Expected life of option		(*)	4 years		(*)	4 years
Dividend yield		(*)	—		(*)	—
Expected volatility		(*)	110%		(*)	110%
Risk-free interest rate		(*)	3.4%		(*)	3.4%

(*) No options were granted for the three and six months ended June 30, 2006.

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

	June 30,
	2006	2005
	(In thousands)

Stock options	2,589	3,361
Warrants held by certain investors	2,334	2,334
Warrants held by Comerica Bank	353	353

4.              Financing Transactions

(a)       Related Party Bridge Loan

On January 26, 2006, the Company entered into a bridge loan agreement (the “Bridge Loan”) with Fortissimo, an entity affiliated with two of our directors.  Under the Bridge Loan, Fortissimo has agreed to provide the Company with up to $500,000 of loans, subject to the terms of the loans.  As of June 30, 2006, the Company had borrowed $480,000 under the Bridge Loan.  As of July 31, 2006, the Company has borrowed of the entire $500,000.  The Bridge Loan bears interest at 8.0% per annum and is secured by a fixed charge on the Company’s accounts receivables and intellectual property and a floating charge on all of its assets.  Borrowings under the Bridge Loan will become part of the convertible loan portion of the financing if the financing closes.  If the proposed financing transactions are not closed due to termination by either party, the Bridge Loan will become due and payable within 60 days of notice by either party of an intention to terminate negotiations with respect to the financing.

(b)        Convertible Loan Agreement

As discussed in Note 1, on April 4, 2006, the Company entered into a convertible loan agreement (the “Convertible Loan”) with the Investors.  The Convertible Loan would bear interest at 8.0% per annum and is secured by a fixed charge on the Company’s accounts receivables and intellectual property and a floating charge on all of its assets.  The Convertible Loan plus, at the election of the Investors, any accrued interest thereon, would be convertible into preferred shares of the Company at a conversion price of $0.03 per share.  The Convertible Loan would mature three years from the closing date and, if not converted by such date, would become due and payable 30 days thereafter.

On July 27, 2006, subsequent to balance sheet date, the Company amended the terms of the convertible loan agreement which is part of the minimum initial investment, with all but one of the investors to allow for the early advancement of $125,000 of the proposed financing transactions while requiring subsequent approval therefor by audit committee, board and the shareholders.  Under the terms of the amended convertible loan agreement, if the final closing of the financing transactions is not completed by August 27, 2006, the convertible debt must be repaid to the respective investors on or before September 15, 2006 unless waived by each investor individually.  The terms of the original convertible loan agreement with respect to the one investor not electing to amend the agreement will remain unchanged and that investor’s portion of the convertible loan would be completed only at the closing of the financing transactions.

(c)        Share Purchase Agreement

As discussed in Note 1, on April 4, 2006, the Company entered into a share purchase agreement (the “Share Purchase Agreement”) with the Investors.  Under the Share Purchase Agreement the Investors will pay the Company  $750,000 to purchase 25,000,000 of convertible preferred shares, or Preferred Shares, at a price of $0.03 per share.  The Share Purchase Agreement also provides for an additional investment, at the option of the Investors, to purchase up to an additional $2.25 million of Preferred Shares at a price of $0.03 per share for a period of 18 months after the closing of the Share Purchase Agreement.  Each Preferred Share would be convertible into one of the Company’s ordinary shares, subject to adjustment for anti-dilution events.  Each Preferred Share would receive the same voting rights as ordinary shares, except Preferred Shares would be entitled to elect the majority of the Company’s board of directors and have approval rights over specified actions.  Each Preferred Share would be entitled to a preference in liquidation over the Company’s ordinary shares.

Under the Share Purchase Agreement the Investors will also receive warrants to purchase 18,750,000 Preferred Shares with respect to the initial investment and up to 56,250,000 Preferred Shares with respect to the additional investment, each at an exercise price of $0.04 per share for a period of five years from date of issuance.

In connection with the proposed financing transactions, the Company has incurred financing costs totaling $163,000 as of June 30, 2006, which have been accounted for as deferred financing costs to be allocated to the separate elements of the financing transaction as either debt- or equity-issuance costs and accounted for accordingly upon the closing of the financing.

5.              Technology License Transactions

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

The Company recognized revenue under this technology license transaction of $362,000 for the six months ended June 30, 2005 that has been classified as software licenses revenues in the condensed consolidated statements of operations.

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

6.              Disclosures About Segments of an Enterprise

The Company has adopted SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information. The Company operates in one reportable segment (see Note 1 for a brief description of the Company’s business). The total revenues are attributed to geographic areas based on the location of the end-user customer as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)

United States	$626	$1,221	$1,935	$2,267
Europe	146	266	438	544
Israel	70	53	82	81
Other	35	100	112	255
Total revenues	$877	$1,640	$2,567	$3,147

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

A portion of our revenues was derived from royalty fees, license fees and engineering service fees from technology license transactions.  Revenues recognized under such arrangements totaled $362,000 in the six months ending June 30, 2005 and $501,000 for the same period in 2006.  We expect that the impact of future technology license transactions, if any, will not represent a material portion of our total revenues.  The decline in revenues in the second quarter of 2006 resulted from the substantial completion of recognition of revenues during the first quarter of 2006 arising from previously signed technology transactions.  In March 2006, we implemented a series of measures to reduce operating expenses, including staff reductions, renegotiation of certain vendor contracts, and reduced spending on professional fees.  As a result of the lower operating expenses, we reported net loss of $396,000 for the quarter ended June 30, 2006.

On April 4, 2006, we signed definitive agreements for a financing led by Fortissimo Capital Fund GP, L.P., (“Fortissimo”), along with several co-investors which include two existing shareholders one of which is wholly owned and controlled by a director. Two of our directors are also partners at Fortissimo The proposed financing transactions will be in the form of preferred shares and convertible loans and would provide the Company with a minimum initial investment of $1.5 million and up to $2.25 million of additional investments, at the election of the investors, over 18 months from the closing of the initial investment.

Prior to signing the definitive agreements for the financing, in January 2006, we executed a bridge loan agreement with Fortissimo to provide us with interim funding for up to $500,000 of which we have borrowed the entire balance as of July 31, 2006.  Borrowings under the bridge loan will become part of the minimum initial investment at closing.

Under the original terms of the convertible loan agreement, the convertible loan would be payable at the closing in the principal amount of $250,000 (the “Convertible Loan”).  The principal balance of a bridge loan in the amount of $500,000 previously borrowed from Fortissimo would also become part of the Convertible Loan at the closing of the financing transactions.  The Convertible Loan would bear interest at 8.0% per annum.  The Convertible Loan plus, at the election of the Investors, any accrued interest thereon, would be convertible into preferred shares at a conversion price of $0.03 per share.  The Convertible Loan would mature three years from the closing date and, if not converted by such date, would become due and payable 30 days thereafter.

On July 27, 2006, we amended the terms of the convertible loan agreement, which is part of the minimum initial investment, allowing for the early advancement of $125,000 of the proposed financing transactions, while requiring subsequent approval by a majority of our shareholders.

On August 9, 2006, our shareholders approved the proposed financing transactions, and as a result we expect to complete the remaining portion of the financing transaction on or before August 23, 2006.

Our cash balance was $125,000 as of June 30, 2006 compared to $166,000 as of December 31, 2005.  On the basis of commitments received from Fortissimo, we believe that our existing cash and cash equivalents along with the expected proceeds from the financing transactions will be sufficient to meet our anticipated needs for working capital and capital expenditures until at least June 30, 2007.

In connection with the proposed financing transaction, we have implemented several changes to our executive management and board of directors as follows:

•      In February 2006, Mr. Yochai Hacohen, and in April 2006, Mr. Eli Blatt, both partners at Fortissimo, were appointed as directors.

•      In May 2006, Mr. Jaron Lotan was appointed as a director and Chairman of the Board.

•      In June 2006, Mr. Yochai Hacohen was appointed as Interim President and Chief Executive Officer to serve until such time as a permanent replacement is named.  Mr. Ilan Kinreich, the predecessor President and CEO, assumed a new position as Chief Strategy Officer and also will continue to serve as a director.

•      On August 9, 2006, Ms. Hanna Lerman was appointed as an External Director.

•      On August 9, 2006, our board of directors approved a plan to relocate our corporate headquarters from the U.S. to Israel.  In connection with this plan, we appointed Ms. Limor Stoller, our Vice President of Finance located in Tel Aviv, Israel, to serve as our principal financial officer to become effective on the later of the closing of the financing transactions or August 18, 2006.  As a result, the employment of Mr. Christopher Dineen, our current Chief Financial Officer located in Burlington, Massachusetts, will be terminated concurrent with Ms. Stoller’s appointment.

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

Results of Operations

The following table sets forth, as a percentage of total revenues, consolidated statement of operations data for the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Revenues:
Software licenses	33.6%	62.6%	42.9%	62.5%
Services	66.4	37.4	57.1	37.5
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Software licenses	2.1	2.1	2.6	2.3
Services	3.3	3.2	4.2	3.5
Total cost of revenues	5.4	5.3	6.8	5.7

Gross Profit	94.6	94.7	93.2	94.3

Operating Expenses:
Sales and marketing	66.8	60.9	48.8	62.3
Research and development	38.9	40.2	26.8	43.5
General and administrative	30.8	28.4	24.7	29.9
Total operating expenses	136.5	129.5	100.3	135.7

Operating loss	(41.9)	(34.8)	(7.1)	(41.4)

Interest expense, net	(1.0)	(0.2)	(1.0)	(0.1)
Other income (expense), net	(2.3)	0.3	(0.7)	(0.1)

Net loss	(45.2)%	(34.7)%	(8.8)%	(41.7)%

Three and Six Months Ended June 30, 2006 and 2005

Revenues

Total Revenues.  Total revenues were $877,000 for the three months ended June 30, 2006 and $1.6 million for the same period in 2005.  This decrease was due primarily to a decrease in software license revenues. Total revenues were $2.6 million for the six months ended June 30, 2006 and $3.1 million for the same period in 2005.  This decrease was due to a decrease in software license revenues partially offset by an increase in services revenues.

Software Licenses.  Software license revenues consist primarily of revenues from the sale of licenses to our end-user customers and revenues from the sale of technology licenses.  Software license revenues were $295,000 for the three months ended June 30, 2006 and $1.0 million for the same period in 2005, which represents a decrease of $731,000, or 71.2%.  The decrease in software license revenues resulted from a $362,000 decrease in license revenues from technology license transactions and a $369,000 decrease in license revenues from end-users.  The decrease attributable to technology licenses resulted from the recognition of $362,000 of revenues from Ixia in the second quarter of 2005 compared to no technology license transactions in the second quarter of 2006 due to the completion of the OPNET technology transaction during the first quarter of 2006.  The decrease attributable to license revenues from end-users was due to a shortfall in customer orders, resulting from adverse effects of marketing spending reductions made in the second half of 2005 and customer concerns over our financial condition.  We have attempted to address these factors by increasing our marketing spending in the first half of 2006 and have entered into agreements for financing transactions expected to close in August 2006.

Software license revenues were $1.1 million for the six months ended June 30, 2006 and $2.0 million for the same period in 2005, which represents a decrease of $864,000, or 43.9%.  The decrease in software license revenues resulted from a $525,000 decrease in license revenues from technology license transactions and a $339,000 decrease in license revenues from end-users.  The decrease attributable to technology licenses resulted from the recognition of $725,000 of revenues from Ixia in the first six months of 2005 compared to $200,000 from OPNET technology transaction in the first six months of 2006.  The decrease attributable to license revenues from end-users is due to the shortfall in customer orders noted above during the second quarter of 2006.

Services.  Services revenues consist primarily of revenue from annual support and maintenance contracts and, to a lesser extent, training and consulting services.  Services revenues were $582,000 for the three months ended June 30, 2006 compared to $614,000 for the same period in 2005, which represents a decrease of $32,000, or 5.2%.  Services revenues were $1.5 million for the six months ended June 30, 2006 compared to $1.2 million for the same period in 2005, which represents an increase of $284,000, or 24%. The increase in the six-month period resulted primarily from $301,000 of services revenues attributable to services provided to the OPNET technology arrangement completed in the first quarter of 2006, partially offset by a $27,000 decrease support and maintenance services revenues.

Cost of Revenues

Cost of Software Licenses.  Cost of software licenses consists principally of direct product costs, such as product media and packaging, as well as royalties due to third parties.  Cost of software licenses was $18,000, or 6.1% of software license revenues, for the three months ended June 30, 2006 compared to $35,000, or 3.4% of software license revenues, for the same period in 2005.  Cost of software licenses was $68,000, or 6.2% of software license revenues, for the six months ended June 30, 2006 compared to $71,000, or 3.6% of software license revenues, for the same period in 2005.  The cost of revenues decreased due to lower royalties costs in respect of decreased revenues from our WebLOAD Analyzer product, which bear third-party royalty obligations.

Cost of Services.  Cost of services consists of personnel-related costs associated with customer support and training in additions to costs associated with providing engineering services under technology arrangements.  Cost of services was $29,000, or 5.0% of service revenues, for the three months ended June 30, 2006 compared to $52,000, or 8.5% of services revenues, for the same period in 2005.  Cost of services was $106,000, or 7.2% of service revenues, for the six months ended June 30, 2006 compared to $109,000, or 9.2% of services revenues, for the same period in 2005.  The cost of services decreased due to a decrease in customer support labor costs due to cost reductions made in July 2005.

Operating Expenses

Sales and Marketing.  Sales and marketing expenses consist principally of salaries and commissions earned by sales personnel, travel and marketing program costs such as lead generation, trade shows, advertising and product promotion.  Sales and marketing expenses were $586,000, or 66.8% of total revenues, for the three months ended June 30, 2006, compared to $999,000, or 60.9% of total revenues, for the same period in 2005.  Sales and marketing expenses were $1.3 million, or 48.8% of total revenues, for the six months ended June 30, 2006, compared to $2.0 million, or 62.3% of total revenues, for the same period in 2005.  The decreases resulted primarily as a result of cost reductions in July 2005 achieved through reductions in personnel and salary-related costs and reduced marketing program spending.  We have increased our spending on marketing programs in the first half of 2006 as compared to the second half of 2005 in an effort to attract more prospective customers.

Research and Development.  Research and development expenses consist principally of salaries and related expenses required to develop and enhance our products.  Research and development expenses were $341,000, or 38.9% of total revenues, for the three months ended June 30, 2006, compared to $659,000, or 40.2% of total revenues, for the same period in 2005.  Research and development expenses were $687,000, or 26.8% of total revenues, for the six months ended June 30, 2006, compared to $1.4 million, or 43.5% of total revenues, for the same period in 2005. These decreases resulted primarily as a result of cost reductions in July 2005 and March 2006 achieved through reductions in personnel and salary-related costs.

General and Administrative.  General and administrative expenses consist principally of finance, executive and administrative salaries and related expenses, professional fees and other costs associated with being a public company.  General and administrative expenses were $270,000, or 30.8% of total revenues, for the three months ended June 30, 2006, compared to $466,000, or 28.4% of total revenues, for the same period in 2005.  General and administrative expenses were $634,000, or 24.7% of total revenues, for the six months ended June 30, 2006, compared to $942,000, or 29.9% of total revenues, for the same period in 2005.  These decreases resulted from a decrease in professional fees and reduced salary-related costs due to staffing reductions in the second half of 2005 and cost reduction measures taken in March 2006.

Interest Expense, Net.  Interest expense, net consists principally of interest expenses and amortization of warrant discount and deferred financing costs arising from outstanding borrowings under the revolving line of credit facility and under the bridge loan, offset by interest earned on cash investments.  Interest expense, net was $9,000 for the three months ended June 30, 2006, compared to $3,000 for the same period in 2005.  Interest expense, net was $26,000 for the six months ended June 30, 2006, compared to $5,000 for the same period in 2005.  The change in interest expense, net, resulted from increased interest expenses arising from borrowings under our revolving line of credit facility and amortization of warrant discount and deferred financing costs.   We expect that interest expense will increase upon completion of the proposed financing transaction in respect to the portion attributable to bridge loan and convertible debt.

Other Income (Expense), Net.  Other expense, net consists principally of currency translation gains and losses.  Other expense, net was $20,000 for the three months ended June 30, 2006, compared to Other income, net of $5,000 for the same period in 2005.  Other expense, net was $17,000 for the six months ended June 30, 2006, compared to $3,000 for the same period in 2005. The change in other expense, net was due to exchange rate fluctuations.

Income Taxes.  We have estimated net operating loss carryforwards for Israeli tax purposes totaling approximately $16.2 million through June 30, 2006, that would reduce future Israeli income taxes, if any. These net operating losses may be carried forward indefinitely and offset against future taxable business income.  We expect that during the period these losses are utilized, our income would be substantially tax exempt.  Accordingly, there will be no tax benefit available from these losses and no deferred income taxes have been included in our consolidated financial statements.

Our U.S. subsidiary has estimated net operating loss carryforwards for U.S. federal and state tax purposes totaling approximately $35.8 million through June 30, 2006.  These losses are available to offset any future U.S. taxable income of the U.S. subsidiary and will expire between 2012 and 2026.  The Company has recorded a full valuation allowance against its deferred tax asset due to the uncertainty surrounding the ability and the timing of the realization of these tax benefits.

Liquidity and Capital Resources

Cash and cash equivalents totaled $125,000 as of June 30, 2006 and $166,000 as of December 31, 2005.

Cash used in operating activities was $333,000 for the six months ended June 30, 2006 and $1.8 million for the same period in 2005.  Cash used in operating activities for the six months ended June 30, 2006 was due primarily to a net loss of $225,000, a decrease of $304,000 in deferred revenues, a decrease of $177,000 in accounts payable, and a decrease of $66,000 in accrued severance, partially offset a decrease of $256,000 in accounts receivable, a decrease of $62,000 in prepaid expenses and an increase of $36,000 in accrued expenses.  Deferred revenues decreased as a result of the completion in March 2006 of recognition of previously deferred revenues from a technology license transaction, partially offset by an increase in deferred maintenance service contracts from new customers and renewal orders.  Accounts payable decreased as a result of settlement of delayed vendor payments. Accrued severance decreased as a result of payments in accordance with Israel employment practices to terminated Israeli employees in 2006.  Accounts receivable decreased as a result of collection of amounts under technology license arrangements as well as from the shortfall in customer orders during the second quarter of 2006 compared to the previous quarter.  Prepaid expenses decreased primarily as a result of decrease in prepaid insurance and collection of VAT refunds.

Cash provided by investing activities was $45,000 for the six months ended June 30, 2006 and $132,000 for the same period in 2005.  Cash provided by investing activities in 2006 resulted from a decrease of $31,000 in other assets as a result of the release of severance fund deposits to certain terminated employees in accordance with Israel employment practices and a decrease in restricted cash of $20,000, partially offset by a purchase of $6,000 of equipment.

Cash provided by financing activities was $247,000 for the six months ended June 30, 2006 and $1.3 million for the same period in 2005.  The cash provided by financing activities in 2006 consisted of $317,000 of borrowings under a related party bridge loan net of financing costs, partially offset by the final repayment of $70,000 under our prior revolving line of credit facility in January 2006.

Fortissimo Financing

On April 4, 2006, we signed definitive agreements for a financing with Fortissimo Capital Fund GP, L.P.  (“Fortissimo”), and several co-investors which include two existing shareholders one of which is wholly owned and controlled by a director (the “Investors”).  The initial investment of the financing would be for a minimum of $1.5 million consisting of $750,000 to purchase 25,000,000 of convertible preferred shares, or Preferred Shares, at a price of $0.03 per share and $750,000 as a convertible loan.  The financing also provides for an additional investment, at the option of the Investors, to purchase up to an additional $2.25 million of Preferred Shares at a price of $0.03 per share for a period of 18 months after the closing of the initial investment.  Each Preferred Share would be convertible into one of our ordinary shares, subject to adjustment for anti-dilution events.  Each Preferred Share would receive the same voting rights as ordinary shares, except Preferred Shares would be entitled to elect the majority of our board of directors and have approval rights over specified actions.  Each Preferred Share would be entitled to a preference in liquidation over our ordinary shares.  The Investors would also receive warrants to purchase 18,750,000 Preferred Shares with respect to the initial investment and up to 56,250,000 Preferred Shares with respect to the additional investment, each at an exercise price of $0.04 per share for a period of five years from date of issuance.

The convertible loan of a principal amount of $250,000 will be provided at the closing of the initial investment except for $125,000 advanced to the Company under an amendment to the convertible loan agreement discussed below.  The principal balance of the bridge loan previously borrowed also will become part of the convertible loan at the closing of the Investment.  The convertible loan will bear interest at 8.0% per annum.  The convertible loan plus, at the election of the Investors, any accrued interest thereon, would be convertible into Preferred Shares at a conversion price of $0.03 per share.  The convertible loan will mature three years from the closing date and, if not converted by such date, would become due and payable 30 days thereafter.  On July 27, 2006, the convertible loan agreement was amended to allow for the early advancement of $125,000 to the Company, while requiring subsequent approval therefor by audit committee, board and the shareholders.  If the final closing of the financing transactions is not completed on or before August 28, 2006, then the convertible loan will be repayable on September 15, 2006, unless such payment is waived by each individual investor.

On August 9, 2006, our shareholders approved the proposed financing transactions and we expect to complete the transaction on or before August 23, 2006.

Prior to the signing the financing agreements, on January 26, 2006, we entered into a bridge loan agreement, or the Bridge Loan, with Fortissimo.  Under the Bridge Loan, the Investors agreed to provide us with up to $500,000 of loans, subject to the terms of the loan.  As of July 31, 2006, we have borrowed the entire $500,000.  The Bridge Loan bears interest at 8.0% per annum and is secured by a fixed charge on our accounts receivables and intellectual property and a floating charge on all of our assets.  The Bridge Loan would be subject to the terms and conditions of the convertible loan portion of the financing when the final financing closes.  If the financing is not closed due termination by either party, the Bridge Loan will become due and payable within 60 days of notice by either party of an intention to terminate negotiations with respect to the financing.

We have already incurred financing costs totaling $163,000 as of June 30, 2006, which have been accounted for as deferred financing costs to be allocated to the separate elements of the financing transaction as either debt- or equity-issuance costs and accounted for accordingly upon the closing of the financing.

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

Working Capital Needs

We expect that operating expenses will constitute a material use of our cash resources.  Based on a commitment received from Fortissimo, we believe that our existing cash and cash equivalents, along with proceeds from the proposed financing transactions, assuming the closing of the financing, will be sufficient to meet our anticipated needs for working capital until at least June 30, 2007.  In the event that we are unable to complete the proposed investment with the Investors, our ability to conduct our business will be materially adversely affected.

Contractual Obligations

We lease all of our office facilities under noncancellable operating leases that expire over varying terms through 2009.  As of June 30, 2006, our contractual obligations were as follows:

	Payments due by Period
Contractual Obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
	(In Thousands)

Operating leases	$279	$96	$183	$—	$—
Severance pay (1)	473	—	—	—	473
Total	$752	$96	$183	$—	$473

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

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or in other factors during the second quarter of 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls.

PART II - OTHER INFORMATION

Item 1A.  Risk Factors

There have been no material changes in our risk factors from those set forth in our Annual Report on Form 10-K for the year ended December 31, 2005.

Item 5.  Other Information

Change in Company’s Corporate Headquarters

On August 9, 2006, the Company’s Board of Directors approved the change of the Company’s corporate headquarters from Burlington, Massachusetts, U.S.A., to Tel Aviv, Israel.

Change in Principal Financial Officer

On August 9, 2006, in connection with the Company’s plans to move its corporate headquarters to Israel, the Company appointed Ms. Limor Stoller, the Company’s Vice President of Finance located in Tel Aviv, Israel, to serve as the Company’s principal financial officer, to become effective on the later of the closing of the proposed financing transaction or August 18, 2006.  As a result, the employment of the Mr. Christopher Dineen, the Company’s current Chief Financial Officer located in Burlington, Massachusetts, will be terminated concurrently.

Ms. Stoller, age 37, served as the Company’s Director of Finance since July 2004 until her appointment as Vice President of Finance in August 2006.  From November 2001 until July 2004, Ms. Stoller served as the Company’s Controller.  From December 1997 until June 2001, Ms. Stoller served as the International Controller at Check Point Software Technologies Ltd.  From June 1994 until December 1997, Ms. Stoller was an auditor with the accounting firm of Deloitte Brightman Almagor, a member of Deloitte Touche Tohmatsu.  Ms. Stoller received a B.A. in accounting and economics from Tel Aviv University and an M.B.A. in finance and accounting from The College of Management in Israel and is a Certified Public Accountant.

Item 6.  Exhibits

Exhibit Index

10.1         Amendment to Convertible Loan Agreement between Fortissimo Capital Fund GP L.P., Shem Basum Ltd., Michael Chill and RadView Software Ltd. dated as of July 26, 2006.

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

RADVIEW SOFTWARE LTD.

Date: August 14, 2006	/s/ CHRISTOPHER DINEEN
Christopher Dineen
Chief Financial Officer